Form 10KSB
period 1995-05-31
GENETIC LABORATORIES WOUND CARE INC
filed 1995-08-30
CIK 831365

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT of 1934


  For the Fiscal Year Ended May 31, 1995    Commission File Number 0-16664



                      GENETIC LABORATORIES WOUND CARE, INC.


               (Exact Name of Company as specified in its charter)


               Minnesota                       41-1604048
         ____________________        _______________________________
       (State of Incorporation)     (IRS Employer Identification No.)

                   2726 PATTON ROAD, ST. PAUL, MINNESOTA 55113
                                    (Address)
                        TELEPHONE NUMBER:  (612) 633-0805

         Securities Registered Pursuant to Section 12(b) OF THE ACT: None
           Securities Registered Pursuant to Section 12(g) OF THE ACT:

                           COMMON STOCK $.01 par value
                           ___________________________

  Check whether the issurer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
  past 90 days.  Yes  X     No_____

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
  Form 10-KSB or any amendment to this Form 10-KSB.  [     ]

  The issuer's revenues for its most recent fiscal year were $2,214,093.

  Aggregate market value of voting stock held by nonaffiliates of Company as of June 30, 1995 was approximately $1,200,000.

  The number of shares of each class of common stock outstanding on June 30, 1995 was:

                   Common Stock $.01 par value    2,326,100 Shares

                  DOCUMENTS INCORPORATED BY REFERENCE

  Incorporated Document                 Location on Form 10-KSB

  1. Genetic Laboratories Wound Care, Inc.   Part III
     Proxy statement for 1995 Annual
     meeting of Shareholders


                                       PART I

  ITEM 1.  BUSINESS

                          General Development of Business

  Genetic Laboratories Wound Care, Inc. (herein referred to as "the Company") manufactures and markets proprietary wound care products.

  The Company contracts out the manufacture of its products having complete control over all manufacturing specifications involved. The Company sells the completed products to its distribution network consisting of independent distributors who resell the products to its end users, principally physicians, hospitals and clinics.

  The Company was incorporated on January 19, 1988, in the state of Minnesota as a dividend to the shareholders of Bioplasty, Inc. (referred to herein as Bioplasty). Pursuant to an Agreement between Bioplasty and the Company dated as of February 29, 1988 (referred to herein as the "Purchase Agreement"), the Company acquired the wound care business and certain assets of Bioplasty. The wound care business and assets of Bioplasty include the right to develop and market proprietary wound care products.

                   Financial Information about Industry Segments

  The Company has only one industry segment, namely, the manufacture and marketing of wound care products. Financial information about the Company's business is contained in Items 6 and 7 hereof.

                                      Products

  The Company has continued to develop and market the wound care products through its independent dealer organization worldwide. These products include:

    SUTURE STRIP is a sterile pressure sensitive adhesive wound closure strip. The wound closure strip was designed with flexibility characteristics which provides maximum adherence to maintain wound integrity, while allowing the proper amount of flex to minimize problems
  with skin shear and blistering.   Suture Strip is available in a wide
  variety of sizes and packages, and is used in various surgical and wound care procedures.

    FLEXINET/SYSTENET is a specially woven versatile elastic net dressing for wounds which reduces dressing time, allowing for proper ventilation without restrictions and holds the dressings in place firmly and comfortably. Flexinet/Systenet is available in various sizes and packages and is used to hold dressings firmly in place.

    SPECIALTY FASTENERS:

    NG STRIP is a nasogastric tube fastener. It is made of a flexible material designed to maximum adhesion and minimize irritation, blistering, and skin shear. NG Strip is available in various packages and is used to secure nasal or feeding tubes to the nose.

    UC STRIP /CATH-STRIP  is a catheter tubing fastener.  UC
  Strip/Cath-Strip allows you to secure urinary and gastrostomy catheter
  tubing to the patients skin.   UC Strip/Cath-Strip is made of a flexible
  material designed to maximize adhesion and minimize irritation,
  blistering, and skin shear.   UC Strip/Cath-Strip is available in
  various packages and is used to secure catheter tubing.

  Sales of the companies products are not seen as being affected by seasonal influences. Product sales as a percent of net revenues are as follows:

                       1995      1994      1993       1992      1991

    Suture Strip        65%       65%       63%       65%        67%
    Flexinet/Systenet   12%       12%       14%       12%        11%
    Specialty Fasteners 20%       19%       21%       18%        14%

                            Materials and Manufacturing

  The Company does not manufacture its products. Independent contractors manufacture the products for the Company utilizing specifications provided by the Company. The Company's intention will be to add manufacturing when and where appropriate. As reported in the Company's 10QSB, November 30, 1994, a major supplier will discontinue production of an essential component material used in the Company's wound closure strips and fastener products. These products combined accounted for 85% and 84% of net revenues for the years ended May 31, 1995 and 1994, respectively. The Company immediately began identifying alternatives for the discontinued component material. The Company has qualified an alternative component material for one of its fasteners, Cath-Strip.
  The Company expects to qualify another alternative component material for the remaining products before the product inventory levels will be affected.

                               Government Regulation

  The Company's products are subject to government regulation by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDCA") and accordingly, unless determined to be exempt, are subject to preclearance procedures of the FDA before marketing.

  Under the FDCA, a medical device is classified as either a Class I device, which is subject only to the general control provisions of the FDCA; a Class II device which, in addition to applicable general controls, is subject to performance standards (if such standards have been developed) and may be subject to premarket approval; or a Class III device which, in addition to applicable general controls is subject to the FDA premarket approval. A premarket approval application (PMAA), if granted, permits full marketing in the United States. A PMAA is only granted after experimental data has been obtained under an investigational device exemption ("IDE"), which permits clinical use of products for experimental purposes. All of the Companies products have been classified as Class I devices. The Company has 510(k) approval from the FDA to market all of its Class I devices.

  The governmental regulatory policies of countries outside the United States vary considerably. This results in some countries allowing the use of medical products through a registration only process, while other countries require a lengthy approval process. Inability to receive governmental approval from a country outside the United States has not hindered the Company through a loss of sales in countries outside the United States.

             Patents, Trademarks, Licenses, Franchises and Concessions

  The Company has patents on its Suture Strip, NG Strip and UC Strip products in the United States and the United Kingdom. The patents begin to expire in the year 2005. The Company also has trade names for Suture Strip, Flexinet, NG Strip, and UC Strip.

  The Company believes that its success as a business will depend primarily upon the quality and economic value of its products, rather than its ability to obtain and defend patents. There can be no assurance that the Company's patents will afford protection against competitors with similar technology; nor can there be any assurance that any patents issued to the Company will not be infringed upon or designed around by others or that others will not obtain patents that the Company would need to license or design around.

                           Dependence on Single Customer

  Two distributors each accounted for more than 10% of the Company's sales for the period ended May 31, 1995. The Company believes its relationship with these two distributors is strong. During the year ended May 31, 1995 the Company has seen its customer base remain unchanged from the prior year.

  The Company has developed relationships with all the large distributors of medial products in the hospital, clinic and long-term care markets and continues to work on strengthening these relationships.

                             Marketing and Competition

  The Company's products are sold through an international network of independent distributors servicing the hospital, clinic, and long-term care facilities. This network, which presently has over 200 distributors, is managed by two Regional Sales Managers. Each Regional Sales Manager has independent manufacturers representatives working with the distributors, hospitals, clinic, and long-term care facilities.

  Competition in the sale of medical devices and products such as the wound care products is intense. The principal factors of competition are product performance, customer service, and price. There are several other suppliers of competing products. Several of such companies are considerably larger than the Company, or are a division or subsidiary of corporations which have much greater resources than the Company. The Company believes it has a competitive edge in the quality and performance of its product allowing it to compete with the larger companies. The Company also feels it is able to provide more personal service to its customers giving it an advantage over larger more rigidly structured companies. The Company does not have enough information to date to estimate its market position in the wound care field nor its competitors position, however, management does not believe the Company currently controls a significant share of the market. The Company's main competition in the wound closure strip market is 3M with their Steri-Strip products that control a large share of the wound closure strip market.

                              Research and Development

  The Company's ability to greatly increase sales will depend upon, among other things, the expansion of its current product lines or the introduction of new products. The Company is actively pursuing new product ideas that match the interests of the current international distribution network already in place. Arthur A. Beisang, the C.E.O., is in charge of evaluating the development and acquisition of new products. No research and development expense has been incurred by the Company in fiscal years 1995 and 1994. However, a portion of Arthur A. Beisang, C.E.O., and Robert A. Ersek, Medical Director, time is devoted to the evaluation of new product development.

                              Environmental Compliance

  Compliance by the Company with applicable environmental requirements is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

                                     Employees

  As of May 31, 1995, the Company employed thirteen employees of which eleven are full time. None of such employees has a collective bargaining agreement with the Company. The Company's size allows it to foster a close relationship with its employees which management feels increases productivity.

    Financial Information about Foreign and Domestic Operations and Export
  Sales

  The Company sold approximately $363,000 and $316,000 to foreign distributors during the year ended May 31, 1995 and 1994, respectively.
  All sales require payment to be made in U.S. Funds.   The Company
  intends to expand its exporting in the future. The Company has experienced no losses from any foreign receivables in the years ended May 31, 1995 and 1994.

  ITEM 2. PROPERTIES

  The Company does not own any real estate. The Company leases 6,800 square feet of office and warehouse space at 2726 Patton Road, St. Paul, Minnesota 55113, pursuant to a five-year lease that expires March 1997. The Company considers such space to be adequate for its current needs.

  ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to nor is any of its property subject to any material pending or threatened legal, governmental, administrative or other judicial proceedings.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                     PART II

  ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS

  Of the 12,000,000 shares authorized on May 31, 1995, there were 2,326,100 shares issued and outstanding. The Company's common stock is traded in the "Local Over the Counter Market" on the "Pink Sheets" and on the NASD Electronic Bulletin board under the symbol GELW. At May 31, 1995, there were approximately 1,100 shareholders of record. The bid and ask prices were as follows:

  Quarter Ending:               Bid     Ask

  Fiscal 1994
    August 31, 1993             3/8     5/8
    November 30, 1993           1/4     1/2
    February 28, 1994           3/8     5/8
    May 31, 1994                3/8     5/8
  Fiscal 1995
    August 31, 1994             3/8     5/8
    November 20, 1994           3/8     5/8
    February 20, 1995           3/8     5/8
    May 31, 1995                1       1 3/8

  These prices represent quotations between dealers without adjustments for retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions. The Company has not paid cash dividends on its common stock and does not anticipate cash dividends in the foreseeable future.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

                                      Revenues

  Net revenues for the year ended May 31, 1995 were $2,214,093 compared to $2,092,372 for the year ended May 31, 1994, a 5.8% increase. The increase resulted from increases in both unit volume and unit prices of some products. The following products saw unit increases; Suture Strip, NG Strip and UC Strip/Cath-Strip. The Flexinet/Systenet product unit sales were flat. The Company also increased its prices to International dealers for all products effective January 1, 1995. Net revenues increased 5.6% for the year ended May 31, 1994 over May 31, 1993 due to volume increases of the Company's wound closure strips.

  Domestic sales, which accounted for 84% of net revenues, were up 4.0% for the year ended May 31, 1995 when compared to the year ended May 31, 1994. International sales, which accounted for 16% of net revenues, were up 14.8% for the year ended May 31, 1995 when compared to the year ended May 31, 1994.

  Included in net revenues are royalties of $56,237 for the year ended May 31, 1995 and $50,351 for the year ended May 31, 1994. Royalties were 2.5% and 2.4% of net revenues for the years ended May 31, 1995 and 1994, respectively. On June 26, 1995, the Company sold its rights, title and interest in the royalty agreement for approximately $165,000. See note 5 to the financial statements.

  The Company has set up an international network of independent stocking distributors. Sales to international customers accounted for 16% of net revenues for the year ended May 31, 1995 and 15% for the year ended May 31, 1994.

                                    Gross Profit

  The gross profit percentages remain stable between fiscal years 1995 and 1994 and reflect the Company's ability to keep product costs constant during the fiscal year. The Company does expect product costs to increase slightly during the fiscal year ending May 31, 1996, as the cost of packaging continues to increase.

                                 Operating Expenses

  Operating expenses as a percent of net revenues were 53% in the year ended May 31, 1995 and 54% in the year ended May 31, 1994. While the operating expenses as a percentage of net revenues remained relatively constant, there were increases for product promotion. The Company's level of expenses is not expected to change significantly in the near future.

                                     Net Income

  Net income increased to $133,763 for the year ended May 31, 1995 from $108,590 for the year ended May 31, 1994. The increase is a direct result in increased revenues.

                          Liquidity and Capital Resources

  At May 31, 1995, the Company had working capital of $834,432 and a working capital ratio of approximately 5.0 to 1 compared to $689,846 and a working capital ratio of approximately 6.7 to 1 on May 31, 1994.

  The Company's cash and cash equivalents increased to $295,830 on May 31, 1995 as compared to $259,171 on May 31, 1994. The increase is the result of cash generated from operations, which was $47,906 for the year ended May 31, 1995. Cash generated from operations for the year ended May 31, 1994 was $207,060. The Company increased its inventory at May 31, 1995 to $429,105 from $255,312 at May 31, 1994, an increase of $173,793. The increase in inventory was planned by management to allow for more time to locate an alternative component material for its wound closure strips and fastener products.

  During the year ended May 31, 1995 $11,247 was used for the purchase of equipment. During the year ended May 31, 1994 $17,735 was used for the purchase of equipment and $8,077 was used for principal payments of long term obligations.

  Trade accounts receivable increased to $277,541 on May 31, 1995 from $260,154 on May 31, 1994. Accounts Payable increased to $132,368 on May 31, 1995 from $73, 851 on May 31, 1994.

  The Company had no long-term debt on May 31, 1995.

  The Company believes its financial position is adequate and anticipates it will be able to fund its operations and any capital expenditure requirements through internally generated funds during the next 12 months. The Company has a $75,000 line of credit with a local bank to provide additional liquidity if needed. See note 4 to the financial statements.

                           Inflation and Changing Prices

  Inflation and changing prices have not had a significant impact upon the operations or growth of the Company during the past three years. Increases in prices of the components used to produce the Company's products during the next twelve months are not expected to significantly affect the Company's operations. Although the Company believes that the Wound Care business is extremely competitive, management believes that product integrity, customer service, and reputation are more important than pricing in a customers selection of Wound Care products.

  ITEM 7.  FINANCIAL STATEMENTS

                                              Page Reference
                                              Form 10KSB
  Independent auditor's report                10
  Balance sheets at May 31, 1995 and 1994     11,12
  Statements of operations for the years
  ended May 31, 1995 and 1994                 13
  Statements of stockholders' equity for the
  years ended May 1995 and 1994               14
  Statements of cash flows for the years
  ended May 31, 1995 and 1994                 15
  Notes to Financial Statements               16-19

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                     PART III


  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The section entitled "Directors and Executive Officers" in the Registrant's definitive proxy statement for its 1995 annual meeting of shareholders is incorporated by reference herein.

  ITEM 10.  EXECUTIVE COMPENSATION

  The section entitled "Executive Compensation" and "Election of Directors" in the Registrant's definitive proxy statement for its 1995 annual meeting of shareholders is incorporated by reference herein.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The sections entitled "Beneficial Ownership of Principal Shareholders and Management" and "Election of Directors" in the Registrant's definitive proxy statement for its 1995 annual meeting of shareholders is incorporated by reference herein.

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                      Transactions with Management and Others

  Two directors of the Company, Arthur A. Beisang and Robert A. Ersek, M.D. and a former director, Daniel G. Holman were also directors of Bioplasty, during the negotiations of the terms of the Spin-off Agreement, dated January 18, 1988, between the Company and Bioplasty, therefore the negotiations were not conducted on an arms length basis. In addition such persons, in the aggregate, owned beneficially approximately 31% of the outstanding stock of both the Company and Bioplasty.


                                     PART IV

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report in Item 7:

  1.    Financial Statements:

        Independent auditor's report

        Balance sheets at May 31, 1995 and 1994

        Statement of operations for the years ended May 31, 1995 and 1994

        Statements of stockholders' equity for the years ended May 31 1995 and 1994

        Statements of cash flows for the years ended May 31, 1995 and 1994

        Notes to financial statements

  (b)   Reports on Form 8-K:

        The Company filed no reports on Form 8-K during the quarter ended May 31, 1995.

  (c)   Exhibits:
                                   Incorporated by Reference
                                   In This Report From

  (3) Articles of Incorporation    Exhibit (3.1) and (3.2) to
                                   Company's Form 10 (File
                                   No.000-16664) dated March 25,
                                   1988

  (4) Instruments Defining Rights  Exhibit (3.1) and (3.2) above
                                   Security Holder

  (10) Material Contracts          Exhibit (2.1)

  10.1 Genetic Laboratories Wound  Form 10-K Annual Report for
  Care, Inc. Incentive Stock       the year ended May 31, 1989
  Option Plan                      (File No. 0-16664) dated
                                   August 25, 1989

  10.2 Executive Agreement with    Form 10-KSB Annual Report for
  Arthur A. Beisang                the year ended May 31, 1993
                                   (File No. 0-16664) dated
                                   August 25, 1993

  10.3 Executive Agreement with    Form 10-KSB Annual Report for
  Dr. Robert Ersek                 the year ended May 31, 1993
                                   (File No. 0-16664) dated
                                   August 25, 1993)

  10.4 Executive Agreement with    Form 10-KSB Annual Report for
  H. James Thompson                the year ended May 31, 1993
                                   (File No. 0-16664) dated
                                   August 25, 1993)










                         FINANCIAL STATEMENTS

                     INDEPENDENT AUDITOR'S REPORT








  To the Board of Directors
  Genetic Laboratories Wound Care, Inc.
  St. Paul, Minnesota

         We have audited the accompanying balance sheets of GENETIC LABORATORIES WOUND CARE, INC. as of May 31, 1995 and 1994 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genetic Laboratories Wound Care, Inc. as of May 31, 1995 and 1994, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                  McGLADREY & PULLEN, LLP

  St. Paul, Minnesota
  June 30, 1995


                    GENETIC LABORATORIES WOUND CARE, INC.

                               BALANCE SHEETS
                            May 31, 1995 and 1994




  ASSETS
                                        1995        1994
  CURRENT ASSETS
  Cash and cash equivalents             $295,830    $259,171
  Receivables
  Trade, less allowance for doubtful
  accounts of $4,000 and $3,000,
  respectively (Notes 4 and 5)          277,541     260,154
  Other (Note 5)                        10,787      8,537
  Inventories (Note 4)                  429,105     255,312
  Prepaid expenses                      29,141      27,954
                                        _________   _________
  Total current assets                  1,042,404   811,128
                                        _________   _________


  PROPERTY AND EQUIPMENT
  (Notes 3 and 4)
  Production equipment and tooling      59,093      59,093]
  Office equipment                      132,492     121,245
                                        __________  __________
                                        191,585     180,338


  Less accumulated depreciation         159,990     143,477
                                        __________  __________

                                        31,595      36,861
                                        __________  __________

  OTHER ASSETS, net                     11,952      17,509
                                        __________  __________
                                        $1,085,951  $865,498
                                        ==========  ==========

                 GENETIC LABORATORIES WOUND CARE, INC.

                      BALANCE SHEETS (continued)
                         May 31, 1995 and 1994




  LIABILITIES AND STOCKHOLDERS' EQUITY
                                        1995        1994

  CURRENT LIABILITIES
  Accounts payable                      $ 132,368   $ 73,851
  Accrued expenses                      65,804      42,236
  Income taxes payable                  9,800       5,195
                                        __________  __________
  Total current liabilities             207,972     121,282
                                        __________  __________

  COMMITMENTS AND CONTINGENCIES
  (Notes 3 and 5)

  STOCKHOLDERS' EQUITY (Note 2)

  Common stock, $.01 par value issued
  2,326,100 shares                      23,261      23,261
  Additional paid-in capital            625,186     625,186
  Retained earnings                     229,532     95,769
                                        __________  __________
                                        877,979     744,216
                                        __________  __________

                                        $1,085,951  $865,498
                                        ==========  ==========


                   See Notes to Financial Statements

                 GENETIC LABORATORIES WOUND CARE, INC.

                       STATEMENTS OF OPERATIONS
                   Years Ended May 31, 1995 and 1994


                                        1995        1994
  Net revenues (Note 5)                 $2,214,093  $2,092,372
  Cost of revenues                      846,403     812,016
                                        __________  __________
  Gross profit                          1,367,690   1,280,356

  Selling, general and administrative
  expense                               1,172,086   1,122,506
                                        __________  __________

  Operating income                      195,604     157,850

  Other, net                            3,759       240
                                        __________  __________

  Income before taxes                   199,363     158,090

  Provision for income taxes (Note 6)   65,600      49,500
                                        __________  __________

  Net income                            $133,763    $108,590
                                        ==========  ==========

  Net income per common share           $   .06     $   .05
                                        ==========  ==========

  Weighted average number of common
  and common equivalent shares
  outstanding                           2,387,106   2,344,020
                                        ==========  ==========

                   See Notes to Financial Statements

                 GENETIC LABORATORIES WOUND CARE, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years Ended May 31, 1995 and 1994




               Common Stock     Addl      Retained
                                Paid-in   Earnings
           Shares      Amount   Capital   (Deficit)  Total
           _______     _______  ________  ________   _____
  Balance,
  May 31,
  1993     2,326,100   $23,261  $625,186  $(12,821)  $635,626

  Net
  Income   0           0        0         108,590    108,590
           ________    _______  _______   _______    _______
  Balance,
  May 31,
  1994     2,326,100   23,261   625,186   95,769     744,216

  Net
  Income   0           0        0         133,763    133,763
           ________    _______  _______   _______    _______
  Balance,
  May 31,
  1995     2,326,100   $23,261  $625,186  $229,532   $877,979
           =========   =======  ========  ========   ========



                   See Notes to Financial Statements

                 GENETIC LABORATORIES WOUND CARE, INC.

                       STATEMENTS OF CASH FLOWS
                   Years Ended May 31, 1995 and 1994

                                         1995        1994
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                             $133,763    $108,590
  Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation                           22,070      21,209
  Changes in current assets and
  liabilities:
  Receivables                            (19,637)    (47,583)
  Inventories                            (173,793)   98,702
  Prepaid expenses                       (1,187)     6,166
  Accounts payable                       58,517      (4,026)
  Accrued expenses                       23,568      18,807
  Income taxes payable                   4,605       5,195
                                         ________    ________
  Net cash provided by operating
  activities                             47,906      207,060
                                         ________    ________

  CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment    (11,247)    (17,735)
                                         ________    ________

  CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments under long-term
  obligations                            0           (8,077)
                                         ________    ________

  Net increase in cash and cash
  equivalents                            36,659      181,248

  CASH AND CASH EQUIVALENTS
  Beginning                              259,171     77,923
                                         ________    ________
  Ending                                 $295,830    $259,171
                                         ========    ========



                   See Notes to Financial Statements



  NOTES TO FINANCIAL STATEMENTS


  Note 1.   Nature of Business and Significant Accounting Policies

            Nature of Business

            The Company manufactures and markets wound care products, primarily adhesive backed wound closure strips, elastic net dressings for wounds, nasogastric tube fasteners, and urinary catheter fasteners. Sales are made primarily to medical supply distributors throughout the United States and in foreign countries. See Note 5 for concentration of sales to major customers. Revenues are recognized upon shipment of the products.

            Significant Accounting Policies

            Inventories:

            Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories are comprised primarily of goods held for resale.

            Property and Equipment:

            Additions to property and equipment are stated at cost. Depreciation is computed using accelerated and straight line methods over the estimated useful lives of the individual items.

            Cash Flows and Cash Equivalents:

            For purposes of reporting its cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank checking and savings accounts which, at times, may exceed insured limits. The Company has not experienced any losses in such accounts.

            Cash payments for interest totalled $0 and $529, for the years ended May 31, 1995 and 1994, respectively.

            Cash payments for income taxes totalled $61,000 and $44,311 for the years ended May 31, 1995 and 1994, respectively.

            Net  Income per Common Share:

            Net income per common and common equivalent share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the respective years. Common equivalent shares consist of the dilutive effect, when material, of outstanding stock options.

            Income Taxes:

            Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. Income tax expense is the tax payable or refundable for the year plus or minus the change in deferred tax assets and liabilities during the year. At May 31, 1995 the Company has no significant temporary differences on which to recognize deferred tax assets or liabilities.

  Note 2.   Authorized Shares and Employee Stock Option Plan

            Authorized Shares:

            The Company's Articles of Incorporation provide for an aggregate of 12,000,000 authorized shares of $.01 par value stock. The Board of Directors is authorized to designate the class of shares and their terms. As of May 31, 1995, 2,326,100 shares are designated as common and 9,673,900 are subject to future designation.

            Employee Stock Option Plan:

            The Company has a qualified incentive stock option plan which authorizes the granting of options to purchase up to 275,000 shares of common stock to officers and other key employees. These options are granted at the discretion of the directors. All options must be granted at no less than 100% of the fair market value of the stock on the date of the grant (110% for employees owning more than 10% of the Company's common stock). The options expire at varying dates not to exceed ten years from the grant date and are not transferable. When exercising options, an employee's payment may be either cash, shares of the Company stock valued at the fair market value, or a combination of the two. All options outstanding at May 31, 1995 are exercisable. A summary of stock option activity through May 31, 1995 is as follows:

                                 Number of    Exercise Price
                                 shares       per share

       Balance May 31, 1993      162,550      $ .25 to .625
       Surrendered/Cancelled     (110,200)    .25 to .625
       Options granted           127,600      .25 to .625
                                 __________   _____________
       Balance May 31, 1994      179,950      .25 to .625
       Cancelled                 (4,000)      .25 to .625
       Options granted           48,000       .375 to .4125
                                 __________   _____________
       Balance May 31, 1995      223,950      $ .25 to .625
                                 ==========   =============

  Note 3.           Commitments

       Operating Leases:

       The Company leases office and production facilities under a lease expiring March 1997. Future minimum rental payments of approximately $36,000 and $27,000 are due in each of the years ending May 31, 1996 and 1997, respectively. Total rental expense of $55,466 and $53,123 was charged to operations for the years ended May 31, 1995 and 1994, respectively.

       Savings and Retirement Plan:

       The Company has a savings and retirement plan for eligible employees. The plan was adopted pursuant to Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary for both the Company and the employees. The Company may make contributions to the plan which match employee contributions subject to certain limitations. The Company contributed $19,014 and $10,509 to the plan in the years ending May 31, 1995 and 1994, respectively.

       Employment Agreements:

       The Company has Employment Agreements with three individuals for total aggregate annual base compensation of $161,000. Two of the individuals are directors with total aggregate annual base compensation of $84,000. The third individual is an officer with total aggregate annual base compensation of $77,000.

       The agreements with the two directors with total aggregate annual compensation of $84,000, provide that in the event of a change of control of the Company the two directors, if terminated, be paid cash as severance equal to all future amounts owed under those agreements for
  the remainder of the terms.  All three agreements expire      April 30,
  1996.


  Note 4.  Revolving Credit Agreement

        The Company has a revolving credit agreement with a bank which allows the Company to borrow up to $75,000. Borrowings bear interest at 1.5% above the bank's prime interest rate. Under the terms of the agreement, substantially all assets of the Company are pledged as collateral. The loan agreement also contains provisions requiring compliance with certain financial covenants. The agreement terminates on October 31, 1995. No amounts were outstanding under the agreement at May 31, 1995 or 1994.

  Note 5.   Major Customers and Suppliers

         Royalty Agreement:

         Under terms of a royalty agreement, with Bio-Vascular, Inc., the Company receives royalties on sales of certain products through July 31, 1995. Royalty revenues of $56,237 and $50,351 were earned under this agreement for the years ended May 31, 1995 and 1994, respectively. Unpaid royalties of $10,787 and $8,537 are recorded in Other Receivables at May 31, 1995 and 1994, respectively. On June 26, 1995, the Company sold its rights, title and interest in the royalty agreement to BioVascular, Inc. for approximately $165,000.

         Major Customers:

         During the years ended May 31, 1995 and 1994, the following customers individually accounted for more than ten percent of the Company's net revenues.

                   1995                      1994

                           Acct.                    Acct.
                   %       Balance           %      Balance
          Net      to      May 31,  Net      to     May 31,
          Revenues Total   1995     Revenues Total  1994
  Cust A  $410,758 18.5%   $43,999  $479,354 22.9%  $49,153
  Cust B  252,935  11.4%   17,282   260,670  12.5%  27,583

        Foreign Sales:

        The Company sells directly to foreign distributors located mainly in Canada and Europe. Total foreign sales accounted for approximately 16% and 15% of net revenues for the years ended May 31, 1995 and 1994, respectively. Accounts receivable at May 31, 1995 and 1994 included amounts due from foreign customers of approximately $48,000 and $60,000, respectively.

        Suppliers:

        The Company has purchased a majority of its products from one supplier. During Fiscal 1995, this supplier informed the Company that they would discontinue production of one of the component materials the Company uses in the production of its wound closure strips and fastener products. These products combined accounted for 85% and 84% of net revenues for the years ended May 31, 1995 and 1994, respectively. The Company expects to qualify an alternative component material for these products before inventory levels will be affected.

  Note 6.                Income Tax

        The effective tax rate varies from the statutory Federal income tax rate for the following reasons:
                                           1995      1994
   Statutory income tax rate               35.0%     35.0%
   State income taxes, net of federal tax
   benefits                                2.2       2.4
   Non-deductible expenses                 1.8       1.7
   Benefit of income taxed at lower rates  (4.6)     (7.8)
   Tax credits                             (1.5)     -
                                           -------    -------
   Effective tax rate                      32.9%     31.3%
                                           =======   =======


                              SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           GENETIC LABORATORIES WOUND
  CARE, INC.


  August 25, 1995                         By:__________________________
                                             Arthur A. Beisang
                                             Chief Executive Officer



  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



  /s/ Arthur A. Beisang Chief Executive Officer     August 25, 1995
  _____________________ Director
  Arthur A. Beisang



  /s/ H. James Thompson President              August 25, 1995
  _____________________ Chief Financial Officer
  H. James Thompson



  /s/ Robert A. Ersek   Director, Secretary    August 25, 1995
  _____________________
  Robert A. Ersek, M.D.



  /s/ John H. Olson     Director               August 25, 1995
  _____________________
  John H. Olson