Form 10KSB/A
period 1995-05-31
GENETIC LABORATORIES WOUND CARE INC
filed 1995-09-27
CIK 831365

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

  27 Financial Data Schedule








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



                                  McGLADREY & PULLEN, LLP

  St. Paul, Minnesota
  June 30, 1995


                    GENETIC LABORATORIES WOUND CARE, INC.

                               BALANCE SHEETS
                            May 31, 1995 and 1994




  ASSETS
                                        1995        1994
  CURRENT ASSETS
  Cash and cash equivalents             $295,830    $259,171
  Receivables
  Trade, less allowance for doubtful
  accounts of $4,000 and $3,000,
  respectively (Notes 4 and 5)          277,541     260,154
  Other (Note 5)                        10,787      8,537
  Inventories (Note 4)                  429,105     255,312
  Prepaid expenses                      29,141      27,954
                                        __________  __________
  Total current assets                  1,042,404   811,128


  PROPERTY AND EQUIPMENT
  (Notes 3 and 4)
  Production equipment and tooling      59,093      59,093]
  Office equipment                      132,492     121,245
                                        __________  __________
                                        191,585     180,338


  Less accumulated depreciation         159,990     143,477
                                        __________  __________

                                        31,595      36,861
                                        __________  __________

  OTHER ASSETS, net                     11,952      17,509
                                        __________  __________
                                        $1,085,951  $865,498
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
           =========   =======  ========  ========   ========



                   See Notes to Financial Statements

                 GENETIC LABORATORIES WOUND CARE, INC.

                       STATEMENTS OF CASH FLOWS
                   Years Ended May 31, 1995 and 1994

                                         1995        1994
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                             $133,763    $108,590
  Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation                           22,070      21,209
  Changes in current assets and
  liabilities:
  Receivables                            (19,637)    (47,583)
  Inventories                            (173,793)   98,702
  Prepaid expenses                       (1,187)     6,166
  Accounts payable                       58,517      (4,026)
  Accrued expenses                       23,568      18,807
  Income taxes payable                   4,605       5,195
                                         ________    ________
  Net cash provided by operating
  activities                             47,906      207,060
                                         ________    ________

  CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment    (11,247)    (17,735)
                                         ________    ________

  CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments under long-term
  obligations                            0           (8,077)
                                         ________    ________

  Net increase in cash and cash
  equivalents                            36,659      181,248

  CASH AND CASH EQUIVALENTS
  Beginning                              259,171     77,923
  Ending                                 $295,830    $259,171



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