Form 10QSB
period 1995-08-31
GENETIC LABORATORIES WOUND CARE INC
filed 1995-10-24
CIK 831365

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934



FOR QUARTER ENDED August 31, 1995            COMMISSION FILE
NUMBER 0-16664

                      ______________________________


                  GENETIC LABORATORIES WOUND CARE, INC.


                     State of Incorporation: Minnesota
               I.R.S. Employer Identification No: 41-1604048

          Executive Offices: 2726 Patton Road, St. Paul, MN 55113
                     Telephone Number: (612) 633-0805


                      ______________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No_____


                      ______________________________



On August 31, 1995, there were 2,385,100 shares of the Registrant's $.01 par value common stock outstanding.



                     PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                  GENETIC LABORATORIES WOUND CARE, INC.
                             BALANCE SHEETS
                               (Unaudited)
                                 ASSETS

                                       August 31,       May 31
                                          1995           1995
                                       __________     __________
CURRENT ASSETS
Cash and cash equivalents              $584,505       $295,830
Receivables
Trade, less allowance                  298,709        277,541
Other                                  0              10,787
Inventories                            344,696        429,105
Prepaid expenses                       66,277         29,141
                                       __________     __________
Total current assets                   1,294,187      1,042,404
                                       __________     __________

PROPERTY AND EQUIPMENT
Production equipment
 and tooling                           59,093         59,093
Office equipment                       132,492        132,492
                                       __________     __________
                                       191,585        191,585
Less accumulated depreciation
 and amortization                      163,522        159,990
                                       __________     __________
                                       28,063         31,595
                                       __________     __________

OTHER ASSETS, net                      10,991         11,952
                                       __________     __________

                                       $1,333,241     $1,085,951
                                       ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                       $171,575       $132,368
Accrued expenses                       78,874         65,804
Income taxes payable                   62,800         9,800
                                       __________     __________
Total current liabilities              313,249        207,972
                                       __________     __________

STOCKHOLDERS' EQUITY
Common stock, $.01 par value           23,852         23,261
 Additional paid-in capital            640,821        625,186
Retained earnings                      355,319        229,532
                                       __________     __________
                                       1,019,992      877,979
                                       __________     __________
                                       $1,333,241     $1,085,951
                                       ==========     ==========

                   GENETIC LABORATORIES WOUND CARE, INC.

                          STATEMENT OF OPERATIONS
                                (unaudited)


                                          Three Months Ended
                                              August 31,
                                          1995          1994
Net revenues                           $646,156       $557,928
Cost of revenues                       269,028        208,838
                                       __________     __________

Gross profit                           377,128        349,090

Operating expenses                     356,915        279,918
                                       __________     __________

Income from operations                 20,213         69,172

Interest income                        2,361          858
Other income                           164,213        0
                                       __________     __________

Income before taxes                    186,787        70,030

Provision for taxes                    61,000         23,000
                                       __________     __________

Net income                             $125,787       $47,030
                                       ==========     ==========

Per common share data

Net income                             $.05           $.02
                                       ==========     ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                           2,577,350      2,344,020
                                       ==========     ==========

                   GENETIC LABORATORIES WOUND CARE, INC.

                         STATEMENTS OF CASH FLOWS
                                (unaudited)
                                          Three Months Ended
                                              August 31,
                                          1995          1994
                                       __________     __________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $125,787       $47,030
Adjustments to reconcile net
 income to net cash provided
 by (used in) operating
 activities:
Depreciation and amortization          4,493          5,641
Changes in current assets
 and liabilities
Receivables                            (10,381)       (4,488)
Inventories                            84,409         (52,946)
Prepaid expenses                       (37,136)       (17,026)
Accounts payable                       39,207         (18,329)
Accrued expenses                       13,070         5,931
Income taxes payable                   53,000         16,000

Net cash provided by (used in)
 operating activities                  272,449        (18,187)
                                       __________     __________

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment    0              (8,704)
                                       __________     __________
Net cash used in investing activities  0              (8,704)
                                       __________     __________

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of issuance of common stock   16,226         0
                                       __________     __________

Net cash used in financing activities  16,226         0
                                       __________     __________

Net increase (decrease) in cash
 and cash equivalents                  288,675        (26,891)

CASH and CASH EQUIVALENTS
Beginning                              295,830        259,171
                                       __________     __________
Ending                                 $584,505       $232,280
                                       ==========     ==========


                   GENETIC LABORATORIES WOUND CARE, INC.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE  1.     Basis of Presentation

The interim financial statements are unaudited but in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of August 31, 1995, and the results of its operations and its cash flow for the three months ended August 31, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB or Annual Report for the year ended May 31, 1995.


ITEM  2:     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Net Revenues:

Net revenues were $646,156 for the three months ended August 31, 1995 compared to $557,928 for the three months ended August 31, 1994, an increase of 15.8%. Domestic sales increased 9% comparing the three months ended August 31, 1995 to the three months ended
August 31, 1994. Sales of Suture Strip wound closure strips were up 22% compared to the corresponding quarter. Suture Strip wound closure strips sales were 70% of net revenues for the three months ended August 31, 1995 compared to 66% of net revenues for the three months ended August 31, 1994. Sales to international customers accounted for 21% of net revenues for the three months ended August 31, 1995 compared to 17% for the three months ended
August 31, 1994.

Included in net revenues are royalties of $12,259 for the three months ended August 31, 1994 and there are no royalties for the three months ended August 31, 1995. Royalty income has ceased.


Cost of Revenues:

Cost of revenues were $269,028, 41.6% of net revenues, for the three months ended August 31, 1995 compared to $208,838, 37.4% of net revenue for the three months ended August 31, 1994. The increase in cost of revenues was primarily the result of increases in costs of product components and the increase in sales to international customers whose margins are less than domestic customers.


Operating Expenses:

Operating expenses were $356,915, 55% of net revenues, for the three months ended August 31, 1995 compared to $279,918, 50% of net revenues, for the three months ended August 31, 1994.
Approximately $46,000 of the increase was due to planned increases in product promotional activities.


Other Income:

On June 26, 1995 the Company sold its rights, title and interest in a royalty agreement with Bio-Vascular, Inc. for $164,213. The royalty agreement was due to terminate in July 1996. Royalty revenues of $56,237 and $50,351 were earned under the royalty agreement for the years ended May 31, 1995 and 1994, respectively.


Liquidity and Capital Resources:

At August 31, 1995 the Company had working capital of $980,938 and a working capital ratio of 4.1 to 1 compared to working capital of $834,432 and a working capital ratio of 5.0 to 1 on May 31, 1995.

The Company has a revolving line of credit with a local bank in the amount of $75,000. Outstanding balances on the line of credit at August 31, 1995 and May 31, 1995 were $0.

The Company expects that is will be able to fund its working capital requirements for the year through internally generated funds.


Major Supplier:

As reported in the Company's November 30, 1994 10QSB a major supplier will discontinue production of an essential component material used in the Company's wound closure strips and fastener products. The Company immediately began identifying alternatives for the discontinued component material. The Company has qualified an alternative component material for one of its fastener products, Cath-Strip. The Company expects to qualify another alternative component material for the remaining fastener products and wound closure strips before the product inventory levels are affected.


Major Customers:

For the three months ended August 31, 1995 one customer accounted for approximately 16% of net revenue. This same customer accounted for 18.5% of net revenues for the year ended May 31, 1995.


FINANCIAL STATEMENTS


The interim financial statements are unaudited but in the opinion of the management, reflect all adjustment necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.


                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        A) Exhibits



        10.5  Executive Agreement with Arthur A. Beisang



        10.6  Executive Agreement with Dr. Robert Ersek



        10.7  Executive Agreement with H. James Thompson



        27    Financial Data Schedule

        B)     Reports on Form 8-K



        None

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          GENETIC LABORATORIES WOUND CARE, INC.


October 6, 1995

                          By:  /s/ Arthur A. Beisang

                          _____________________________
                          Arthur A. Beisang
                          Chief Executive Officer


                               Exhibit 10.5

                            EXECUTIVE AGREEMENT


     THIS AGREEMENT IS MADE this 1st day of July, 1995 between
Genetic Laboratories Wound Care, Inc., a Minnesota corporation
(hereinafter called the "Company"), and Arthur A. Beisang the
Executive and Chief Executive Officer (hereinafter called the
"Executive").


   1.  DUTIES:

       The Company hereby employs the Executive as Chief
       Executive Officer (CEO) of the Company. His powers and duties in that capacity to be such as may be determined by the Company's Board of Directors are described below.
       During the term of this Agreement, the Executive may also serve in such other offices of the Company which he may be elected or appointed to by the Board of Directors.
       Although the Executive will spend the majority of his working time in the employ of the Company, the company recognizes that the Executive is simultaneously employed by other companies, and that the Executive has agreed to sell his interest in any cardiovascular products developed in the future to Bio-Vascular Inc., for five percent (5%) royalties on the net sales of any such product or invention. The Company shall pay to the Executive a base salary in bi-weekly installments as set forth in paragraph 3 hereof.

   2.  TERM:

       This Agreement shall be effective from the date hereof through June 30, 1998, and may be terminated prior to said expiration date only upon the occurrence of one or more of the following events:

       A. By mutual written agreement of the Company and the Executive;

       B. By the Executive at any time upon at least 60 days' prior written notice to the Company;

       C. Immediately upon the Executive's death;

       D. By the Executive, upon occurrence of any of the Material Employment Changes events as set forth in
          Section 9 hereof, which termination shall require the Company to pay the Severance Payment set forth therein; or

       E. At the Company's option upon the Executive's conviction of a felony arising out of any acts or omissions of the Executive committed during the term of this Agreement.


   3.  COMPENSATION

       As his base monetary compensation for his services to the Company during the term of this Agreement, in whatever capacity rendered, the Company shall pay to the Executive, in bi-weekly installments, the sum of $66,000 per year plus, a bonus plan and deferred compensation.
       This compensation may be increased annually, on the anniversary date of this Agreement, during the term hereof at a rate equal to the increase in the consumer price index issued by the United States Department of Labor, with July 1, 1995 acting as the base index equal to 100 unless otherwise mutually agreed upon by the Executive and the Company. Additional compensation based upon the pre-tax profits of the Company may be paid annually to the Executive as incentive pay, as determined by the Board of Directors Compensation Committee.


   4.  VACATION:

       The Executive shall be entitled to six (6) weeks of vacation during each year. Said vacations to be taken at the Executive's discretion.


   5.  BENEFITS:

       A. The Company shall maintain a medical insurance program for all employees and the Company shall be responsible for all premiums for the Executive and his spouse. In the event of termination for any reason, the Executive and his spouse shall be included in the Company's medical and dental insurance plans by the Executive making monthly payments equal to that incurred by the Company for its employees in their current medical and dental insurance plan;


       B. Term life insurance in an amount at least equal to and comparable to the Executive's life insurance policy presently in force with policy ownership and proceeds payable as the Executive shall designate;


       C. Disability insurance commensurate with such Executive insurance presently in force, with policy ownership payable as designated by the Executive;


       D. A monthly automobile allowance to be mutually agreed upon by the parties.



   6.  ARBITRATION:

       Any controversy or claim arising out of, or related to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the rules of the American Arbitration Association and judgment upon the award rendered may be entered in any court having jurisdiction thereof. This Agreement shall by and construed in accordance with the laws of the State of Minnesota.


   7.  NOTICE:

       Any notice required to be given pursuant to the provisions of the Agreement shall be in writing and delivered personally or by registered or certified mail.


   8.  COVENANT NOT TO COMPETE:

       The Executive agrees that during his employment by the Company and for a period of one year after termination of the Employment Period he shall not, without prior written consent of the Company, directly or indirectly and whether as principal or as agent, officer, director, employee, consultant, or otherwise, alone or in association with any other person, carry on, be engaged, concerned, or take part in, render services to, or own, share in the earnings of or invest in the stocks, bonds or other securities of any company engaged in the Employer's current business or reasonably contemplated business activities provided, however, that the Executive may invest in stocks, bonds, or other securities of any Similar Business (but without otherwise participating in such Similar Business) if: (i) such stocks, bonds, or other securities are publicly traded; (ii) his investment does not exceed, in the case of any class of the capital stock of any one issuer, 1% of the issued and outstanding shares, or in the case of bonds or other securities, 1% of the aggregate principal amount thereof issued and outstanding; and (iii) such investment would not prevent, directly or indirectly, the transaction of business by the Company.


   9.  MATERIAL EMPLOYMENT CHANGES:

       The Executive shall be entitled to terminate his employment upon at least five days prior written notice to the Company upon the occurrence of any of the following events: (i) a change in majority ownership or control of the Executive which occurs as the result of a merger; a sale of all or substantially of the Executive's assets; or the acquisition of a majority of the Company's outstanding stock by a single party or a group acting in concert; (ii) any attempted termination of the Executive's employment by the Company prior to expiration or not in accordance with any termination event as set forth in Section 2; or (iii) any material diminution of, or any adverse change occurs in the terms or conditions of the Executive's employment duties, responsibilities or authority, except for any isolated, unsubstantial, inadvertent matter not occurring in bad faith, which is remedied by the Company within 30 days of receipt of notice by the Executive. In the event of such termination by the Executive, the Company shall immediately pay the Executive and without discount or offset a Severance Payment equal to the gross base compensation otherwise payable to the Executive over the remaining term of the Agreement under Section 2. The
       Executive's rights under this Section 9 shall not limit any other rights he has in the event of a breach of any provision of this Agreement by the Company.


  10.  RESEARCH AND INVENTIONS:

       This Agreement recognizes that the Executive is simultaneously employed by more than one company.
       Therefore, the Company recognizes that the Executive is, and intends to remain, an Executive in other public and private companies, and has entered into other employment agreements, as such. The Executive has a history of successful medical inventions and products and the parties agree that the Executive's base and incentive pay is directly related to his Executive duties, and not for research leading to the invention of new products or patents. Further, the Executive and the Company recognize the Executive's right to sell and assign such rights to corporate entities including the Company and companies other than the Company.


  11.  ASSIGNMENT:

       This Agreement shall inure to the benefit of, and shall be binding upon the Company, its successors, or assigns.
       In witness whereof the parties have hereunto executed this Agreement.


  12.  EXPENSES:

       The Company will reimburse the Executive for reasonable business expenses incurred on behalf of the Company.


IN WITNESS WHEREOF, THE parties have hereunto executed this Agreement.


ATTEST:                            GENETIC LABORATORIES
                                   WOUND CARE, INC.

/s/ Arthur A. Beisang              /s/ John H. Olson
_______________________            _______________________
Arthur A. Beisang                  John H. Olson
Chief Executive Officer            Director Compensation
                                   Committee
                                   Member



                               Exhibit 10.6

                            EXECUTIVE AGREEMENT


     THIS AGREEMENT IS MADE on this 1st day of July, 1995 between
Genetic Laboratories Wound Care, Inc., a Minnesota Corporation
(hereinafter called the "Company") and Dr. Robert A. Ersek
(Medical Director) (hereinafter called the "Executive").


   1.  DUTIES:

       The Company hereby employs the Executive as the Medical
       Director of the Company. His powers and duties in that capacity to be such as may be determined by the Company's
       Board of Directors are described below. During the term of this Agreement, the Executive may also serve in such other offices of the Company which he may be elected or appointed to by the Board of Directors. Although the Executive will spend the majority of his working time in the employ of the Company, the company recognizes that the Executive is simultaneously employed by other companies, and that the Executive has agreed to sell his interest in any cardiovascular products developed in the future to Bio-Vascular Inc., for five percent (5%) royalties on the net sales of any such product or invention. The Company shall pay to the Executive a base salary in bi-weekly installments set forth in Section 3 hereof.

   2.  TERM:

       This Agreement shall be effective from the date hereof through June 30, 1998, and may be terminated prior to said expiration date only upon the occurrence of one or more of the following events:

       A. By mutual written agreement of the Company and the Executive;

       B. By the Executive at any time upon at least 60 days prior written notice to the Company;

       C. Immediately upon the Executive's death;

       D. By the Executive, upon occurrence of any of the Material Employment Changes events as set forth in
          Section 9 hereof, which termination shall require the Company to pay the Severance Payment set forth therein; or

       E. At the Company's option upon the Executive's conviction of a felony arising out of any acts or omissions of the Executive committed during the term of this Agreement.


   3.  COMPENSATION

       As his base monetary compensation for his services to the Company during the term of this Agreement, in whatever capacity rendered, the Company shall pay to the Executive, in bi-weekly installments, the sum of $28,000 per year plus, a bonus plan and deferred compensation.
       This compensation may be increased annually, on the anniversary date of this Agreement, during the term hereof at a rate equal to the increase in the consumer price index issued by the United States Department of Labor, with July 1, 1995 acting as the base index equal to 100, unless otherwise mutually agreed upon by the Executive and the Company. Additional compensation based upon the pre-tax profits of the Company may be paid annually to the Executive as incentive pay, as determined by the Board of Directors Compensation Committee.


   4.  VACATION:

       The Executive shall be entitled to six (6) weeks of vacation during each year. Said vacations to be taken at the Executive's discretion.


   5.  BENEFITS:


       A. Fully paid family coverage (subject to applicable deductible amounts and limitations) under the Company's current group medical and dental plans or such comparable coverage as may be selected in the future;


       B. Term life insurance in an amount at least equal to and comparable to the Executive's life insurance policy presently in force with policy ownership and proceeds payable as the Executive shall designate as required by state and federal law;


       C. Disability insurance commensurate with such Executive insurance presently in force, with policy ownership payable as designated by the Executive;


   6.  ARBITRATION:

       Any controversy or claim arising out of, or related to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the rules of the American Arbitration Association and judgment upon the award rendered may be entered in any court having jurisdiction thereof. This agreement shall be governed by and construed in accordance with the laws of the State of Minnesota.


   7.  NOTICE:

       Any notice required to be given pursuant to the provisions of the Agreement shall be in writing and delivered personally or by registered or certified mail.


   8.  COVENANT NOT TO COMPETE:

       The Executive agrees that during his employment by the Company and for a period of one year after termination of the Employment Period he shall not, without prior written consent of the Company, directly or indirectly and whether as principal or as agent, officer, director, employee, consultant, or otherwise, alone or in association with any other person, carry on, be engaged, concerned, or take part in, render services to, or own, share in the earnings of or invest in the stocks, bonds or other securities of any company engaged in the Employer's current business or reasonably contemplated business activities provided, however, that the Executive may invest in stocks, bonds, or other securities of any Similar Business (but without otherwise participating in such Similar Business) if: (i) such stocks, bonds, or other securities are publicly traded; (ii) his investment does not exceed, in the case of any class of the capital stock of any one issuer, 1% of the issued and outstanding shares, or in the case of bonds or other securities, 1% of the aggregate principal amount thereof issued and outstanding; and (iii) such investment would not prevent, directly or indirectly, the transaction of business by the Company.


   9.  MATERIAL EMPLOYMENT CHANGES:

       The Executive shall be entitled to terminate his employment upon at least five days prior written notice to the Company upon the occurrence of any of the following events: (i) a change in majority ownership or control of the Executive which occurs as the result of a merger; a sale of all or substantially of the Executive's assets; or the acquisition of a majority of the Company's outstanding stock by a single party or a group acting in concert; (ii) any attempted termination of the Executive's employment by the Company prior to expiration or not in accordance with any termination event as set forth in Section 2; or (iii) any material diminution of, or any adverse change occurs in the terms or conditions of the Executive's employment duties, responsibilities or authority, except for any isolated, unsubstantial, inadvertent matter not occurring in bad faith, which is remedied by the Company within 30 days of receipt of notice by the Executive. In the event of such termination by the Executive, the Company shall immediately pay the Executive and without discount or offset a Severance Payment equal to the gross base compensation otherwise payable to the Executive over the remaining term of the Agreement under Section 2. The
       Executive's rights under this Section 9 shall not limit any other rights he has in the event of a breach of any provision of this Agreement by the Company.


  10.  RESEARCH AND INVENTIONS:

       This Agreement recognizes that the Executive is simultaneously employed by more than one company.
       Therefore, the Company recognizes that the Executive is, and intends to remain, an Executive in other public and private companies, and has entered into other employment agreements, as such. The Executive has a history of successful medical inventions and products and the parties agree that the Executive's base and incentive pay is directly related to his Executive duties, and not for research leading to the invention of new products or patents. Further, the Executive and the Company recognize the Executive's right to sell and assign such rights to corporate entities including the Company and companies other than the Company.


  11.  ASSIGNMENT:

       This Agreement shall inure to the benefit of, and shall be binding upon the Company, its successors, or assigns.
       In witness whereof the parties have hereunto executed this Agreement.


  12.  EXPENSES:

       The Company will reimburse the Executive for reasonable business expenses incurred on behalf of the Company.


IN WITNESS WHEREOF, THE parties have hereunto executed this Agreement.

ATTEST:                            GENETIC LABORATORIES
                                   WOUND CARE, INC.

/s/ Dr. Robert A. Ersek            /s/ John H. Olson
_______________________            _______________________
Robert A. Ersek, M.D.              John H. Olson
Medical Director                   Director Compensation
                                   Committee
                                   Member



                               Exhibit 10.7

                      EXECUTIVE EMPLOYMENT AGREEMENT



    THIS AGREEMENT IS MADE this 1st day of July, 1995 by and between Genetic Laboratories Wound Care, Inc., a Minnesota
Corporation (hereinafter the "Company") and H. James Thompson
(President) (hereinafter called the "Executive").

     1. Duties.  The Company hereby employs the Executive as
        President of the Company, his powers and duties in that capacity to be such as may be determined by the Board of Directors. During the term of this Agreement, the Executive may also serve in such other offices of the Company to which he may be elected or appointed by the Board of Directors. The duties of the Executive shall include: the implementation of corporate polices and implementation of Company contract in the areas of manufacturing, sales, marketing, in compliance with appropriate governmental regulatory agencies having jurisdiction over the Company's activities worldwide.

     2. Compensation. As his base monetary compensation for his executive services to the Company during the term of this Agreement, in whatever capacity rendered, the Company shall pay to the Executive, in bi-weekly installments, the sum of $86,000 per year. This compensation may be increased annually, on the anniversary date of this Agreement, during the term hereof at a rate equal to the increase in the consumer price index issued by the United States Department of Labor, with July 1, 1995 acting as the base index equal to 100, unless otherwise mutually agreed upon by the Executive and the Company. Additional compensation based upon the pre-tax profits of the Company may be paid annually to the Executive as incentive pay, as determined by the Board of Directors Compensation
        Committee.

     3. Term. The term of this Agreement shall extend through June 30, 1998, except as hereinafter provided.

        A. With cause, the Company on three days' written notice to the Executive may terminate this Agreement, and thereupon the Company shall be obligated to pay the Executive his regular compensation up to the 30th day following the date of termination. The term "with cause" shall be defined only as the Executive's fraudulent activity or the commission of a felony or other offense involving moral terpitude or immoral conduct by the Executive on behalf of, or in connection with Company activities.

        B. If the Executive is absent from his employment by reason of illness or any other incapacity for more than six consecutive weeks, the Company shall thereafter pay him 50% of his regular base compensation until the Executive is able to reassume his duties. If his absence continues for six consecutive months, this Agreement shall automatically terminate without notice, but the Company shall be obligated to pay the Executive
           50% of his regular compensation through the date of such termination.

        C. The Executive may terminate this Agreement at anytime upon 60 days' notice to the Company, and the Company shall be obligated to pay him his regular compensation up to the date of termination.

     4. Benefits.

        A. Fully paid family coverage (subject to applicable deductible amounts and limitations) under the Company's current group medical and dental plans or such comparable coverage as may be selected in the future;

        B. Term life insurance in an amount at least equal to and comparable to the Executive's life insurance policy presently in force with policy ownership and proceeds payable as the Executive shall designate;

        C. Disability insurance commensurate with such Executive insurance presently in force, with policy ownership payable as designated by the Executive;

        D. A monthly automobile allowance to be mutually agreed upon by the parties.

     5. Vacations. The Executive shall be entitled to four weeks' vacation during each year. Said vacation to be taken at the Executive's discretion.

     6. Expenses. The Company shall reimburse the Executive for all authorized items of traveling, entertainment, and miscellaneous expenses incurred while away on business from the principal office of the Company or the office to which he is assigned, but reimbursement shall be made only for those items on a signed itemized list of such expenditures.

     7. Covenant not to Disclose. The Executive shall not at any time during or after the termination of the employment period knowingly reveal, divulge or make known to any person (other than the Company) or use for his own account any customer lists, trade secrets or formula, or secret or confidential information used by the Company prior to or during the term of his employment by the Company and made known
        (whether with the knowledge and permission of the Company, whether developed, devised or otherwise created in whole or in part by the efforts of the Executive and whether a matter of public knowledge unless as a result of authorized disclosure) to the Executive by reason of his employment by the Company. The
        Executive shall retain all such knowledge and information which he may acquire or develop during this employment by the Company concerning such lists, secrets, formula and information in trust for the sole benefit of the Company.

     8. Covenant to Report. The Executive shall promptly communicate and disclose to the Company all information concerning the business or affairs of the Company obtained by him in the course of his employment by the Company. All written materials, records and documents made by the Executive or coming into possession during the employment period concerning the business or affairs of the Company shall be the sole property of the Company and, upon termination of the employment period or upon the request of the Company during the employment period, the Executive shall promptly deliver the same to the Company. The Executive agrees to render to the Company such reports of the activities undertaken by the Executive or conducted under the Executive's direction pursuant hereto during the employment period as the Company may reasonably request.

     9. Legality. The parties covenant and agree that the provisions contained herein are reasonable and are not known or believed to be in violation of any federal or state law or regulation. In the event a court of competent jurisdiction finds any provision contained herein to be illegal or unenforceable, such court may modify such provision to make it valid and enforceable.
        Such modification shall not affect the remainder of this Agreement which shall continue at all times to be valid and enforceable.

     10. Arbitration. Any controversy or claim arising out of, or relating to, this Agreement of the breach thereof, shall be settled by arbitration in accordance with the rules then obtaining of the American Arbitration Association, and judgement upon the award rendered may be entered in any court having jurisdiction thereof. The Agreement shall be governed by and construed in accordance with the laws of the state of Minnesota.

     11. Notice. Any notice required to be given pursuant to the provisions of the Agreement shall be in writing and be sent registered mail to the parties at the following addresses:


          Company:     Genetic Laboratories Wound Care, Inc.
                       2726 Patton Road
                       St. Paul, Minnesota  55113

          Executive:   H. James Thompson
                       13625 Henna Court
                       Apple Valley, Minnesota  55124

    12. Assignment. This Agreement shall inure to the benefit of, and shall be binding upon, the Company, its successors, or assigns.

IN WITNESS WHEREOF, THE parties have hereunto executed this Agreement.

ATTEST:                            GENETIC LABORATORIES
                                   WOUND CARE, INC.

/s/ H. James Thomspon              /s/ Arthur A. Beisang
_______________________            _______________________
H. James Thompson                  Arthur A. Beisang
President                          Chief Executive Officer

