Form 10QSB
period 1995-11-30
GENETIC LABORATORIES WOUND CARE INC
filed 1996-01-11
CIK 831365

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934



FOR QUARTER ENDED November 30, 1995            COMMISSION FILE
NUMBER 0-16664

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

Yes  X     No_____


                      ______________________________



On November 30, 1995, there were 2,389,100 shares of the Registrant's $.01 par value common stock outstanding.



                     PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                  GENETIC LABORATORIES WOUND CARE, INC.
                             BALANCE SHEETS
                               (Unaudited)
                                 ASSETS

                                       November 30,       May 31
                                          1995           1995
                                       __________     __________
CURRENT ASSETS
Cash and cash equivalents              $437,409       $295,830
Receivables
Trade, less allowance                   270,764        277,541
Other                                    0              10,787
Inventories                             445,340        429,105
Prepaid expenses                         88,578         29,141
                                       __________     __________
Total current assets                   1,242,091      1,042,404
                                       __________     __________

PROPERTY AND EQUIPMENT
Production equipment
 and tooling                             59,093         59,093
Office equipment                        134,412        132,492
                                       __________     __________
                                       193,505        191,585
Less accumulated depreciation
 and amortization                      167,085        159,990
                                       __________     __________
                                       26,420         31,595
                                       __________     __________

OTHER ASSETS, net                      10,043         11,952
                                       __________     __________

                                       $1,278,554     $1,085,951
                                       ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                       $165,808       $132,368
Accrued expenses                       45,268         65,804
Income taxes payable                   42,246         9,800
                                       __________     __________
Total current liabilities              253,322        207,972
                                       __________     __________

STOCKHOLDERS' EQUITY
Common stock, $.01 par value           23,891         23,261
 Additional paid-in capital            641,781        625,186
Retained earnings                      359,560        229,532
                                       __________     __________
                                       1,025,232      877,979
                                       __________     __________
                                       $1,278,554     $1,085,951
                                       ==========     ==========

                   GENETIC LABORATORIES WOUND CARE, INC.

                          STATEMENT OF OPERATIONS
                                (unaudited)


                         Three Months Ended        Six Months Ended
                            November 30,              November 30,
                         1995          1994        1995        1994
Net revenues            $567,262       $548,772    $1,213,418   $1,106,700
Cost of revenues         234,897        214,247       503,925      421,085
                      __________     __________    __________    _________

Gross profit             332,365        336,525       709,493      685,615

Operating expenses       330,262        289,083       687,177      569,002
                      __________     __________    __________    _________

Income from operations   2,103           47,442        22,316      116,613

Other income             3,138              862       169,712        1,721
                      __________     __________    __________    _________

Income before taxes      5,241           48,304       192,028      118,334

Provision for taxes      1,000           11,500        62,000       34,500
                     __________      __________     __________   _________

Net income              $4,241          $36,804      $130,028      $83,834
                   ============      ==========     ==========   =========

Per common share data

Net income                $.00             $.02         $.05         $.04
                         =====           ======      ========       ======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING         2,583,050        2,344,020     2,580,200     2,344,020
                    ==========       ==========    ==========    ==========

                   GENETIC LABORATORIES WOUND CARE, INC.

                         STATEMENTS OF CASH FLOWS
                                (unaudited)
                                  Three Months Ended       Six Months Ended

                                     November 30,             November 30,
                                  1995          1994        1995      1994
                                  _______       _______     ____      ____
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                       $4,241      $36,804       $130,028   $83,834
Adjustments to reconcile net
 income to net cash provided
 by (used in) operating
 activities:
Depreciation and amortization     4,511        5,368          9,004    11,009
Changes in current assets
 and liabilities
Receivables                      27,945        1,493         17,564    (2,995)
Inventories                    (100,644)     (17,614)       (16,235)  (70,560)
Prepaid expenses                (22,301)        (824)       (59,437)  (17,850)
Accounts payable                 (5,767)         755         33,440   (17,574)
Accrued expenses                (33,606)     (14,567)       (20,536)   (8,636)
Income taxes payable            (20,554)      (8,500)        32,446     7,500
                             ___________     ________       ________   _______

Net cash provided by (used in)
 operating activities          (146,175)       2,915        126,274   (15,272)
                              __________     _______        _______   ________

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment
                                 (1,920)           0         (1,920)   (8,704)
                              __________   __________       ________  ________
Net cash used in investing activities
                                 (1,920)           0         (1,920)   (8,704)
                                ________   _________         _______    ______

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of issuance of
  common stock                      999            0          17,225        0
                             __________    _________         _______   _______

Net cash used in
  financing activities              999            0          17,225        0
                             __________     ________          ______    ______

Net increase (decrease) in cash
 and cash equivalents          (147,096)       2,915         141,579   (23,976)

CASH and CASH EQUIVALENTS
Beginning                       584,505      232,280         295,830   259,171
                              _________     ________        ________  ________

Ending                         $437,409     $235,195        $437,409  $235,195
                            ===========     ========       =========  ========


                   GENETIC LABORATORIES WOUND CARE, INC.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE  1.     Basis of Presentation

The interim financial statements are unaudited but in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of November 30, 1995, and the results of its operations and its cash flow for the three months ended November 30, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB or Annual Report for the year ended May 31, 1995.


ITEM  2:     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Net Revenues:

Net revenues were $567,262 for the three months ended November 30, 1995 compared to $548,772 for the three months ended November 30, 1994, an increase of 3.4%. Domestic sales increased 9% comparing the three months ended November 30, 1995 to the three months ended
November 30, 1994. Suture Strip wound closure strips sales were 68% of net revenues for the three months ended November 30, 1995, compared to 66% of net revenues for the three months ended November 30, 1994.
Sales to international customers accounted for 15% of net revenues for the three months ended November 30, 1995, compared to 14% for the three months ended November 30, 1994.

Included in net revenues are royalties of $13,069 for the three months ended November 30, 1994 and there are no royalties for the three months ended November 30, 1995. Royalty income has ceased.


Cost of Revenues:

Cost of revenues were $234,897, 41.4% of net revenues, for the three months ended November 30, 1995 compared to $212,247, 38.7% of net revenue for the three months ended November 30, 1994. The increase in cost of revenues was primarily the result of increases in costs of product components.


Operating Expenses:

Operating expenses were $330,262, 58% of net revenues, for the three months ended November 30, 1995 compared to $289,083, 53% of net revenues, for the three months ended November 30, 1994.
Approximately $19,000 of the increase was due to planned increases in product promotional activities.


Other Income:

On June 26, 1995 the Company sold its rights, title and interest in a royalty agreement with Bio-Vascular, Inc. for $164,213. The royalty agreement was due to terminate in July 1995. Royalty revenues of $56,237 and $50,351 were earned under the royalty agreement for the years ended May 31, 1995 and 1994, respectively.


Liquidity and Capital Resources:

At November 30, 1995, the Company had working capital of $988,769 and a working capital ratio of 4.9 to 1 compared to working capital of $834,432 and a working capital ratio of 5.0 to 1 on May 31, 1995.

The Company has a revolving line of credit with a local bank in the amount of $75,000. Outstanding balances on the line of credit at November 30, 1995 and May 31, 1995 were $0.

The Company expects that is will be able to fund its working capital requirements for the year through internally generated funds.


Major Supplier:

As reported in the Company's November 30, 1994 10QSB a major supplier will discontinue production of an essential component material used in the Company's wound closure strips and fastener products. The Company immediately began identifying alternatives for the discontinued component material. The Company has qualified an alternative component material for its wound closure strips and fastener products.


Major Customers:

For the three months ended November 30, 1995 two customers accounted for more than 10% of net revenue. One customer accounted for approximately
16%, and the other customer 12% of net revenues for the three months ended
November 30, 1995. These same customers accounted for 18.5% and 11.4% of net revenues for the year ended May 31, 1995.


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




                          GENETIC LABORATORIES WOUND CARE, INC.


January 11, 1996

                          By:  /s/ Arthur A. Beisang

                          _____________________________
                          Arthur A. Beisang
                          Chief Executive Officer

