Form 10QSB
period 1996-02-29
GENETIC LABORATORIES WOUND CARE INC
filed 1996-04-12
CIK 831365

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934



FOR QUARTER ENDED February 29, 1996            COMMISSION FILE
NUMBER 0-16664

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

Yes  X     No_____


                      ______________________________



On February 29, 1996, there were 2,389,100 shares of the Registrant's $.01 par value common stock outstanding.



                     PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                  GENETIC LABORATORIES WOUND CARE, INC.
                             BALANCE SHEETS
                               (Unaudited)
                                 ASSETS

                                       February 29,     May 31
                                          1996           1995
                                       __________     __________
CURRENT ASSETS
Cash and cash equivalents              $328,209       $295,830
Receivables
Trade, less allowance                   313,364        277,541
Other                                    0              10,787
Inventories                             453,668        429,105
Prepaid expenses                         75,066         29,141
                                       __________     __________
Total current assets                   1,170,307      1,042,404
                                       __________     __________

PROPERTY AND EQUIPMENT
Production equipment
 and tooling                             59,093         59,093
Office equipment                        140,462        132,492
                                       __________     __________
                                        199,555        191,585
Less accumulated depreciation
 and amortization                       170,933        159,990
                                       __________     __________
                                         28,622         31,595
                                       __________     __________

OTHER ASSETS, net                         9,089         11,952
                                       __________     __________

                                     $1,208,018     $1,085,951
                                       ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                       $ 93,405       $132,368
Accrued expenses                         54,206         65,804
Income taxes payable                     25,246          9,800
                                       __________     __________
Total current liabilities               172,857        207,972
                                       __________     __________

STOCKHOLDERS' EQUITY
Common stock, $.01 par value             23,891         23,261
 Additional paid-in capital             641,781        625,186
Retained earnings                       369,489        229,532
                                       __________     __________
                                       1,035,161       877,979
                                       __________     __________
                                       $1,208,018   $1,085,951
                                       ==========     ==========

                   GENETIC LABORATORIES WOUND CARE, INC.

                          STATEMENT OF OPERATIONS
                                (unaudited)


                         Three Months Ended        Nine Months Ended
                            February 29,              February 29,
                         1996          1995        1996        1995
Net revenues            $600,260       $558,226    $1,813,678   $1,664,926
Cost of revenues         246,911        214,965       750,836      636,050
                      __________     __________    __________    _________

Gross profit             353,349        343,261     1,062,842    1,028,876

Operating expenses       338,294        287,152     1,025,471      856,154
                      __________     __________    __________    _________

Income from operations    15,055         56,109        37,371      172,722

Other income               2,874            959       172,586        2,680
                      __________     __________    __________    _________

Income before taxes       17,929         57,068       209,957      175,402

Provision for taxes        8,000         22,500        70,000       57,000
                      __________      __________     __________   _________

Net income                $9,929       $ 34,568      $139,957     $118,402
                    ============      ==========     ==========   =========

Per common share data

Net income                  $.00             $.01         $.05         $.05
                           =====           ======      ========       ======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING           2,550,050        2,344,020     2,550,050     2,344,020
                      ==========       ==========    ==========    ==========

                   GENETIC LABORATORIES WOUND CARE, INC.

                         STATEMENTS OF CASH FLOWS
                                (unaudited)
                                  Three Months Ended       Nine Months Ended

                                     February 29,            February 29,
                                  1996          1995        1996      1995
                                  _______       _______     ____      ____
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                       $9,929      $ 34,568   $139,957    $118,402
Adjustments to reconcile net
 income to net cash provided
 by (used in) operating
 activities:
Depreciation and amortization     4,802         5,486     13,806      16,495
Changes in current assets
 and liabilities
Receivables                     (42,600)      (17,259)   (25,036)    (20,254)
Inventories                      (8,328)     (162,656)   (24,563)   (233,216)
Prepaid expenses                 13,512         7,004    (45,925)    (10,846)
Accounts payable                (72,403)       91,397    (38,963)     73,823
Accrued expenses                  8,938          (600)   (11,598)     (9,236)
Income taxes payable            (17,000)       11,500     15,446      19,000
                             ___________     ________    ________     _______
Net cash provided by (used in)
 operating activities          (103,150)      (30,560)    23,124     (45,832)

                              __________       _______    _______    ________

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment
                                 (6,050)        (763)     (7,970)     (9,467)
                              __________   __________     ________   ________
Net cash used in investing activities
                                 (6,050)        (763)     (7,970)     (9,467)
                                ________   _________       _______    ______

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of issuance of
  common stock                        0            0      17,225           0
                             __________    _________     _______     _______

Net cash used in
  financing activities                0            0      17,225           0
                             __________     ________      ______       ______

Net increase (decrease) in cash
 and cash equivalents         (109,200)      (31,323)     32,379     (55,299)


CASH and CASH EQUIVALENTS
Beginning                      437,409       235,195     295,830     259,171
                              _________     ________    ________     ________

Ending                        $328,209      $203,872    $328,209    $203,872
                            ===========     ========    =========    ========


                   GENETIC LABORATORIES WOUND CARE, INC.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE  1.     Basis of Presentation

The interim financial statements are unaudited but in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of February 29, 1996, and the results of its operations and its cash flow for the three months ended February 29, 1996 and February 28, 1995. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB or Annual Report for the year ended May 31, 1995.


ITEM  2:     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Net Revenues:

Net revenues were $600,260 for the three months ended February 29, 1996 compared to $558,226 for the three months ended February 28, 1995, an increase of 7.5%. Domestic sales increased 3% comparing the three months ended February 29, 1996 to the three months ended
February 28, 1995. Suture Strip wound closure strips sales were 66% of net revenues for the three months ended February 29, 1996, compared to 63% of net revenues for the three months ended February 28, 1995.
Sales to international customers accounted for 24% of net revenues for the three months ended February 29, 1996, compared to 18% for the three months ended February 28, 1995. International sales for the nine months ended
February 29, 1996, accounted for 20% of net revenues compared to 16% for the nine months ended February 28, 1995.

All sales require payment in U.S. funds.

Included in net revenues are royalties of $15,046 for the three months ended February 28, 1995, and there are no royalties for the three months ended February 29, 1996. Royalties for the nine months ended
February 28, 1995, were $40,374 and there are no royalties for the nine months ended February 29,1996. Royalty income has ceased.


Cost of Revenues:

Cost of revenues were $246,911, 41.1% of net revenues, for the three months ended February 29, 1996, compared to $214,965, 38.5% of net revenue for the three months ended February 28, 1995. The increase in cost of revenues was the result of increases in costs of product components and the increase in sales to international customers who receive lower pricing than domestic customers.


Operating Expenses:

Operating expenses were $338,294, 56% of net revenues, for the three months ended February 29, 1996, compared to $287,152, 52% of net revenues, for the three months ended February 28,1 995.
Approximately $24,000 of the increase was due to planned increases in product promotional activities intended to accelerate sales of the company's line of fastener products. The remaining increase was due largely to increases in research and development expense and salaries.


Other Income:

On June 26, 1995 the Company sold its rights, title and interest in a royalty agreement with Bio-Vascular, Inc. for $164,213. The royalty agreement was due to terminate in July 1995. Royalty revenues of $56,237 and $50,351 were earned under the royalty agreement for the years ended May 31, 1995 and 1994, respectively. International sales for the nine months ended
February 29, 1996, accounted for 20% of net revenue, compared to 16% for the nine months ended February 28, 1995.


Liquidity and Capital Resources:

At February 29, 1996, the Company had working capital of $997,450 and a working capital ratio of 6.8 to 1 compared to working capital of $834,432 and a working capital ratio of 5.0 to 1 on May 31, 1995. Cash and cash equivalents decreased by $109,200 from November 30, 1995 to February 29, 1996, as the company reduced payable by $72,403 and had a receivables increase by $42,600.

The Company has a revolving line of credit with a local bank in the amount of $75,000. Outstanding balances on the line of credit at February 29, 1996 and May 31, 1995 were $0.

The Company expects that is will be able to fund its working capital requirements for the year through internally generated funds.


Major Supplier:

As reported in the Company's November 30, 1994 10QSB a major supplier will discontinue production of an essential component material used in the Company's wound closure strips and fastener products. The Company immediately began identifying alternatives for the discontinued component material. The Company has qualified an alternative component material for its wound closure strips and fastener products and does not expect to have any negative effects from the change to the alternative component material.
Inventory levels and sales are not expected to be affected by this change.


Major Customers:

For the three months ended February 29, 1996, one customer accounted for approximately 14% of net revenue. This same customer accounted for 18.5% of net revenues for the year ended May 31, 1995.


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


April 11, 1996

                          By:  /s/ Arthur A. Beisang

                          _____________________________
                          Arthur A. Beisang
                          Chief Executive Officer

