Form 10KSB
period 1996-05-31
GENETIC LABORATORIES WOUND CARE INC
filed 1996-09-04
CIK 831365

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT of 1934


For the Fiscal Year Ended May 31, 1996       Commission File Number 0-16664



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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12
months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No_____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [     ]

The issuer's revenues for its most recent fiscal year were $2,442,878.

Aggregate market value of voting stock held by nonaffiliates of Company as of June 30, 1996 was approximately $1,200,000.

The number of shares of each class of common stock outstanding on June 30, 1996 was:

                  Common Stock $.01 par value2,401,100 Shares

                   DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated Document                          Location on Form 10-KSB

1.                                                                  Genetic
Laboratories Wound Care, Inc.        Part III
  Proxy statement for 1996 Annual
  meeting of Shareholders
                                  PART I

ITEM 1.  BUSINESS

                      General Development of Business

Genetic Laboratories Wound Care, Inc. (herein referred to as "the Company") manufactures and markets proprietary wound care products; wound closure strips, specialty fasteners, and net dressings.

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

  WOUND CLOSURE STRIPS:

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

  NET DRESSINGS:

  FLEXINET/SYSTENET is a specially woven versatile elastic net dressing for wounds which reduces dressing time, allowing for proper ventilation without restrictions and holds the dressings in place firmly and comfortably. Flexinet/Systenet is available in various sizes and packages and is used to hold dressings firmly in place.

  SPECIALTY FASTENERS:

  NG STRIP  is a nasogastric tube fastener.   It is made of a flexible material
designed to maximize adhesion and minimize
  irritation, blistering, and skin shear.   NG Strip is available in various
packages and is used to secure nasal or feeding tubes to the nose.

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


Sales of the companies products are not seen as being affected by seasonal influences. Product sales as a percent of net revenues are as follows:
                       1996       1995     1994        1993      1992

  Wound Closure Strips     67%       65%       65%       63%        65%
  Net Dressings            11%       12%       12%       14%        12%
  Specialty Fasteners      21%       20%       19%       21%        18%

                        Materials and Manufacturing

The Company does not manufacture its products. Independent contractors manufacture the products for the Company utilizing specifications provided by the Company. The Company's intention will be to add manufacturing when and where appropriate. As reported in the Company's 10QSB, November 30, 1995, a major supplier will discontinue production of an essential component material used in the Company's wound closure strips and fastener products. These products combined accounted for 88% and 85% of net revenues for the years ended May 31, 1996 and 1995, respectively. The Company immediately began identifying alternatives for the discontinued component material. The Company has qualified an alternative component material before the product inventory levels were affected.

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

The governmental regulatory policies of countries outside the United States vary considerably. This results in some countries allowing the use of medical products through a registration only process, while other countries require a lengthy approval process.
Inability to receive governmental approval from a country outside the United States has not hindered the Company through a loss of sales in countries outside the United States. The European community has issued various directives for the sale of foreign products.
These directives have certain requirements to be met before products can be sold in the European Community. The Company has until July 1, 1997 to comply with these requirements. The Company has begun work on complying with the requirements and feels it will be able to meet the July 1, 1997 deadline. Sales to the European Community were approximately 17% and 15% of net revenues for the years ended May 31, 1996 and 1995, respectively.

         Patents, Trademarks, Licenses, Franchises and Concessions

The Company has patents on its Suture Strip, NG Strip, Cath-Strip, and UC Strip products in the United States and the United
Kingdom. The patents begin to expire in the year 2005. The Company also has trade names for Suture Strip, Flexinet, NG Strip,
Cath-Strip, and UC Strip.

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





                       Dependence on Single Customer

One distributor accounted for more than 10% of the Company's sales for the year ended May 31, 1996. The Company believes its relationship with this distributor is strong. During the year ended May 31, 1996 the Company has seen its customer base remain unchanged from this prior year.

The Company has developed relationships with large distributors of medical products in the hospital, clinic and long-term care markets and continues to work on strengthening these relationships.


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

Competition in the sale of medical devices and products such as the wound care products is intense. The principal factors of competition are product performance, customer service, and price. There are other suppliers of competing products who are considerably larger than the Company, or are a division or subsidiary of corporations which have much greater resources than the Company. The Company believes it has a competitive edge in the quality and performance of its product allowing it to compete with the larger companies. The Company also feels it is able to provide more personal service to its customers giving it an advantage over larger more rigidly structured companies. The Company does not have enough information to date to estimate its market position in the wound care field nor its competitors position, however, management does not believe the Company currently controls a significant share of the market. The Company's main competition in the wound closure strip market is 3M with their Steri-Strip products that control a large share of the wound closure strip market. There are products that compete with the specialty fasteners, including white hospital tape. The Company's task is to demonstrate to the end user that white hospital tape does have a cost and risk associated with its use. When the end user accepts the cost and risks associated with white hospital tape, the specialty fasteners provide better performance with lower risks involved.

The net dressings market is very price competitive. The Company provides its customers with the highest quality net dressing and does not compete on price.

                         Research and Development

The Company's ability to greatly increase sales will depend upon, among other things, the expansion of its current product lines or the introduction of new products. The Company is actively pursuing new product ideas that match the interests of the current international distribution network already in place. Arthur A. Beisang, the C.E.O., is in charge of evaluating the development and acquisition of new products. A portion of Arthur A. Beisang, C.E.O., and Robert
A. Ersek, Medical Director, time is devoted to the evaluation of new product development. During the year ended May 31, 1996 the Company incurred $19,474 of costs associated with the qualification of an alternative component material for its wound closure strips and specialty fasteners. No costs were incurred by the Company for the year ended May 31, 1995.

                         Environmental Compliance

Compliance by the Company with applicable environmental requirements is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

                                 Employees

As of May 31, 1996, the Company employed sixteen employees of which fourteen are full time. None of such employees has a collective bargaining agreement with the Company. The Company's size allows it to foster a close relationship with its employees which management feels increases productivity.


Financial Information about Foreign and Domestic Operations and Export Sales

The Company sold approximately $462,000 and $363,000 to foreign distributors during the year ended May 31, 1996 and 1995,
respectively.  All sales require payment to be made in U.S. Funds.   The
Company intends to expand its exporting in the future.
The Company has experienced no losses from any foreign receivables in the years ended May 31, 1996 and 1995.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                 PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Of the 12,000,000 shares authorized on May 31, 1996, there were 2,401,100 shares issued and outstanding. The Company's common stock is traded in the "Local Over the Counter Market" on the "Pink Sheets" and on the NASD Electronic Bulletin board under the symbol GELW. At May 31, 1996, there were approximately 1,100 shareholders of record. The bid and ask prices were as follows:

          Quarter Ending:     Bid       Ask

          Fiscal 1995
              August 31, 1994  3/8        5/8
              November 30, 1994  3/8        5/8
              February 28, 1995   3/8         5/8
              May 31, 19951   1    1 3/8
          Fiscal 1996
            August 31, 1995        1/2      15/16
            November 30, 1995    7/8           1 1/8
            February 29, 1996  3/4             1 1/8
            May 31, 1996           1/2         7/8

These prices represent quotations between dealers without adjustments for retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions. The Company has not paid cash dividends on its common stock and does not anticipate cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the net revenues, gross profit, and operating income of the Company for the years ended May 31, 1996, 1995, and 1994.

                                         1996      1995      1994
Net Revenues
     Domestic Sales                 $ 1,980,699         $ 1,794,729  $ 1,725,846
     International Sales                462,179   363,127   316,175
     Royalties                                0    56,237                 50,351
TOTAL                                $2,442,878$2,214,093$2,092,372


Gross Profit                         $1,440,122$1,367,690$1,280,356

Operating Income                    $    27,618$  195,604$  157,850


COMPARISON OF THE YEAR ENDED MAY 31, 1996 WITH THE YEAR ENDED MAY 31, 1995

                                 Revenues

Net revenues increased 10.3% to $2,442,878 for fiscal 1996 from $2,214,093 for fiscal 1995. Domestic sales increased by 10.4% to $1,980,699 for fiscal 1996 from $1,794,729 for fiscal 1995, while international sales increased 27.3% to $462,179 for fiscal
1996 from $363,127 for fiscal 1995.

Net revenues from sales of wound closure strips increased by 15% due to an increase in units sold. Net revenues from sales of specialty fasteners increased by 15% due mainly to an increase in the unit sales price of one of the new fasteners sold by the Company. Net revenues from the sales of net dressings increased by 3% on a minor increase in units sold.

The Company received no royalties in fiscal 1996. On June 26, 1995, the Company sold its rights, title, and interest in the royalty agreement for $164,213 (see Note 7 to the Financial Statement).

                               Gross Profit

The gross profit percentage decreased to 58.95% of net revenues for fiscal 1996 from 61.77% for fiscal 1995. The decrease in gross profit percentage was the result of slight increases in product costs, an increase in international sales which have a lower profit percentage, and the discontinuance of the royalties.

                            Operating Expenses

Operating expenses increased to $1,412,504, 58% of net revenues, for fiscal 1996 from $1,172,086, 53% of net revenues, for fiscal 1995. The majority of the increase resulted from increased marketing activities intended to more rapidly increase the sales of the specialty fasteners and wound closure strips.

                               Other Income

The Company sold its right, title, and interest in a royalty agreement with Bio-Vascular for $164,213 in fiscal 1996. The royalty agreement was due to terminate in July 1995. Other income includes interest income of $10,550 for fiscal 1996 and $3,759 for fiscal 1995.
COMPARISON OF THE YEAR ENDED MAY 31, 1995 WITH THE YEAR ENDED MAY 31, 1994.


                                 Revenues

Net revenues for fiscal 1995 were $2,214,093 compared to $2,092,372 for fiscal 1994, a 5.8% increase. The increase resulted from increases in both unit volume and unit prices of some products. The following products saw unit increases; Suture Strip, NG Strip, and UC/Cath-Strip. The Flexinet/Systenet product unit sales were flat. The Company also increased its prices to International dealers for all products effective January 1, 1995.

Domestic sales, which accounted for 84% of net revenues, were up 4.0% for fiscal 1995 when compared to fiscal 1994.
International sales, which accounted for 16% of net revenues, were up 14.8% for fiscal 1995 when compared to fiscal 1994.

Included in net revenues are royalties of $56,237 for fiscal 1995 and $50,351 for fiscal 1994. Royalties were 2.5% and 2.4% of net revenues for fiscal 1995 and 1994, respectively. On June 26, 1996, the Company sold its rights, title and interest in the royalty agreement for approximately $165,000. (See Note 7 to the financial statements.)

The Company has set up an international network of independent stocking distributors. Sales to international customers accounted for 16% of net revenues for fiscal 1995 and 15% for fiscal 1994.

                               Gross Profit

The gross profit percentages remain stable between fiscal years 1995 and 1994, and reflect the Company's ability to keep product costs constant during the fiscal year. The Company does expect product costs to increase slightly during the fiscal year ending May
31, 1996, as the cost of packaging continues to increase.

                            Operating Expenses

Operating expenses as a percent of net revenues were 53% in fiscal 1995 and 54% in fiscal 1994. While the operating expenses as a percentage of net revenues remained relatively constant, there were increases for product promotion. The Company's level of expenses is not expected to change significantly in the future.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $998,872 on May 31, 1996 and a working capital ratio of 4.5 to 1 compared to working capital of $834,432 and a working capital ratio of 5.0 to 1 on May 31, 1995.

The Company's cash and cash equivalents decreased to $252,188 on May 31, 1996, compared to $295,830 on May 31, 1995. The decrease was primarily the result of higher levels of inventory. The Company's inventory increased to $631,734 on May 31, 1996, from $429,105 as the Company increased its inventory of wound closure strips and specialty fasteners during the period of time the Company was in the process of locating an alternative material component and to take advantage of quantity price advantages by purchasing larger amounts.

Purchases of equipment during fiscal 1996 was $15,529 and $11,247 during fiscal 1995. The Company received $22,169 from the issuance of stock that was exercised by employee stock options.

The Company believes it will be able to fund its operations and any capital expenditure requirements through internally generated funds during the next 12 months. The Company has a $75,000 line of credit with a local bank to provide additional liquidity if needed. (See Note 4 to the financial statements.) The agreement expires in October 1996, the Company intends to renew the line for another year.


INFLATION AND CHANGING PRICES

Inflation and changing prices have not had a significant impact upon the operations or growth of the Company during the past three years. Increases in prices of the components used to produce the Company's products during the next twelve months are not expected to significantly affect the Company's operations. Although the Company believes that the Wound Care business is extremely competitive, management believes that product integrity, customer service, and reputation are more important than pricing in a customer's selection of Wound Care products.


ITEM 7. FINANCIAL STATEMENTS
                                                              Page Reference
                                                              Form 10-KSB
Independent auditor's report                                      12
Balance sheets at May 31, 1996 and 1995                          13,14
Statements of operations for the years ended May 31, 1996 and 1995          15
Statements of stockholders' equity for the years ended May 31, 1996 and 1995
  16
Statements of cash flows for years ended May 31, 1996 and 1995    17
Notes to Financial Statements                                    18-22


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
DISCLOSURE

None



                                 PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Directors and Executive Officers" in the Registrant's definitive proxy statement for its 1996 annual meeting of shareholders is incorporated by reference herein.

ITEM 10.   EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation" and "Election of Directors" in the Registrant's definitive proxy statement for its 1996 annual meeting of shareholders is incorporated by reference herein.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled "Beneficial Ownership of Principal Shareholders and Management" and "Election of Directors" in the Registrant's definitive proxy statement for its 1996 annual meeting of shareholders is incorporated by reference herein.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Transactions with Management and Others

Two directors of the Company, Arthur A. Beisang and Robert A. Ersek, M.D. and a former director, Daniel G. Holman were also directors of Bioplasty, during the negotiations of the terms of the Spin-Off Agreement, dated January 18, 1988, between the
Company and Bioplasty, therefore the negotiations were not conducted on an arms length basis. In addition, such persons, in the aggregate, owned beneficially approximately 31% of the outstanding stock of both the Company and Bioplasty.

                                  PART IV


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report in Item 7:

   1.Financial Statements:

     Independent auditor's report

     Balance sheets at May 31, 1996 and 1995

     Statement of operations for the years ended May 31, 1996 and 1995

     Statements of stockholders' equity for the years ended May 31, 1996 and
1995

     Statements of cash flows for the years ended May 31, 1996 and 1995

     Notes to financial statements


(b) Reports on Form 8-K

     The company filed no reports on Form 8-K during the quarter ended May 31, 1996.


(c) Exhibits:

     Incorporated by Reference
     In This Report From

     (3)                           Articles of Incorporation     Exhibit (3.1)
and (3.2) to Company's Form 10 (File No. 000-16664) dated March 25, 1988.

      (4) Instruments Defining RightsExhibit (3.1) and (3.2) above
     Security Holder

       (10)Material ContractsExhibit (2.1)

       10.1Genetic Laboratories WoundForm 10-K Annual Report for the year ended May 31, 1989
      Care, Inc. Incentive Stock Option Plan(File No. 0-16664) dated August 25, 1989

       10.2Executive Agreement withForm 10-KSB Annual Report for the year ended May 31, 1993
      Arthur A. Beisang(File No. 0-16664) dated August 25, 1993

       10.3Executive Agreement withForm 10-KSB Annual Report for the year ended May 31, 1993
      Dr. Robert Ersek(File No. 0-16664) dated August 25, 1993

       10.4Executive Agreement withForm 10-KSB Annual Report for the year ended May 31, 1993
      H. James Thompson(File No. 0-16664) dated August 25, 1993

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

     10.7                          Executive Agreement with
     H. James Thompson

             27 Financial Data Schedule










                           FINANCIAL STATEMENTS
                       INDEPENDENT AUDITOR'S REPORT






To the Board of Directors
Genetic Laboratories Wound Care, Inc.
St. Paul, Minnesota

   We have audited the accompanying balance sheets of GENETIC LABORATORIES WOUND CARE, INC. as of May 31,
1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years than ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genetic Laboratories Wound Care, Inc. as of May 31, 1996 and 1995, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



   McGLADREY & PULLEN, LLP

St. Paul, Minnesota
June 27, 1996
             GENETIC LABORATORIES WOUND CARE, INC.

                         BALANCE SHEETS
                     May 31, 1996 and 1995




                             ASSETS

        1996                                    1995

CURRENT ASSETS
  Cash and cash equivalents                 $   252,188 $   295,830
  Receivables
  Trade, less allowance for doubtful accounts
  $5,500 and $4,000 respectively (Notes 4 and 5)            330,779
288,328
  Inventories (Note 4)                          631,734     429,105
  Prepaid expenses                               69,454      29,141

  Total current assets                        1,284,155   1,042,404


PROPERTY AND EQUIPMENT (Notes 3 and 4)
  Production equipment and tooling               59,093      59,093
  Office Equipment                              148,021     132,492

        207,114                                 191,585

  Less accumulated depreciation                 174,993     159,990

         32,121                                  31,595

OTHER ASSETS, net                                 8,136      11,952

    $ 1,324,412                             $ 1,085,951
              GENETIC LABORATORIES WOUND CARE, INC.

                    BALANCE SHEETS (continued)
                      May 31, 1996 and 1995


LIABILITIES AND STOCKHOLDERS' EQUITY

       1996                                    1995

CURRENT LIABILITIES
  Accounts payable                            $ 215,764   $ 132,368
  Accrued expenses                               69,519      65,804
  Income taxes payable                               -        9,800

  Total current liabilities                     285,283     207,972

COMMITMENTS (Notes 3)

STOCKHOLDERS' EQUITY (Note 2)
  Common stock, $.01 par value;
  issued 2,401,100 and 2,326,100 shares, respectively        24,011
 23,261
  Additional paid-in capital                    646,605     625,186
  Retained earnings                             368,513     229,532

      1,039,129                                 877,979

     $1,324,412                              $1,085,951




                See Notes to Financial Statements

              GENETIC LABORATORIES WOUND CARE, INC.

                     STATEMENTS OF OPERATIONS
                Years Ended May 31, 1996 and 1995


       1996                                    1995

Net revenues (Note 5)                       $ 2,442,878 $ 2,214,093
Cost of revenues                              1,002,756
846,403

Gross profit                                  1,440,122   1,367,690

Selling, general and administrative expenses              1,412,504
1,172,086

Operating income                                 27,618     195,604

Other income (Note 7)                           174,763
  3,759

Income before income taxes                      202,381     199,363

Provision for income taxes (Note 6)              63,400
 65,600

Net income                                $     138,981$    133,763

Net income per common share                       $ .06       $ .06

Weighted average number of common and common
equivalent shares outstanding                 2,461,989   2,387,106



                See Notes to Financial Statements
              GENETIC LABORATORIES WOUND CARE, INC.

                STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended May 31, 1996 and 1995



                      Common Stock                            Additional

                                                       Paid in
Retained
         Shares                     Amount             Capital
Earnings          Total

Balance, May 31, 1994  2,326,100            $ 23,261           $ 625,186
   $ 95,769           $ 744,216


Net income                     -                   -
- -                       133,763             133,763


Balance, May 31, 1995  2,326,100              23,261             625,186
    229,532             887,979


Stock issued (Note 2)     75,000                 750              21,419
          -              22,169


Net income                     -                   -                   -
    138,981             138,981


Balance, May 31, 1996  2,401,100            $ 24,011           $ 646,605
  $ 368,513         $ 1,039,129



                See Notes to Financial Statements

              GENETIC LABORATORIES WOUND CARE, INC.

                     STATEMENTS OF CASH FLOWS
                Years Ended May 31, 1996 and 1995




        1996                                    1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                 $ 138,981      $ 133,763
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                  18,819         22,070
  Changes in current assets and liabilities:
  Receivables                                  (42,451)       (19,637)
  Inventories                                 (202,629)      (173,793)
  Prepaid expenses                             (40,313)        (1,187)
  Accounts payable                               83,396         58,517
  Accrued expenses                                3,715         23,568
  Income taxes payable                          (9,800)          4,605

  Net cash provided by (used in) operating activities         (50,282)
47,906

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment          (15,529)       (11,247)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from stock issuance                   22,169             -

Net increase (decrease) in cash and cash equivalents          (43,642)
36,659

CASH AND CASH EQUIVALENTS
   Beginning                                    295,830        259,171
    Ending                                    $ 252,188      $ 295,830



                See Notes to Financial Statements

                  NOTES TO FINANCIAL STATEMENTS


   Note 1.Nature of Business and Significant Accounting Policies

          Nature of Business

          The Company markets proprietary wound care products; primarily wound closure strips, specialty fasteners, and net dressings. The manufacturing of the products is contracted out utilizing specifications provided by the Company. Sales are made primarily to medical supply distributors throughout the
          United States and in foreign countries, mainly Europe. See Note 5 for major customers and supplier.

          Significant Accounting Policies

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

          Cash payments for income taxes totaled $74,554 and $61,000 for the years ended May 31, 1996 and
          1995, respectively.

          Inventories:

          Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories are comprised primarily of goods held for resale.

          Property and Equipment:

          Additions to property and equipment are stated at cost. Depreciation is computed using accelerated and straight line methods over the estimated useful lives of five to seven years.

          Fair Value of Financial Instruments:

          At May 31, 1996, the Company adopted FASB Statement No. 107, Disclosures About Fair Value of
          Financial Instruments, which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
          Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

          The financial statements include the following financial instruments: cash and cash equivalents, trade accounts receivable, and accounts payable. At May 31, 1996, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

          Revenue Recognition:

          The Company recognizes revenue upon shipment of its products.

          Use of Estimates:

          The preparation of the Company's financial statements in conformity with generally accepting accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
          Actual results could differ from those estimates.

          Net  Income per Common Share:

          Net income per common and common equivalent share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the respective years. Common equivalent shares consist of the dilutive effect, when material, of outstanding stock options.

          Income Taxes:

          Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes.
          Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.
          Income tax expense is the tax payable or refundable for the year plus or minus the change in deferred tax assets and liabilities during the year. At May 31, 1996 and 1995 the Company has no significant temporary differences on which to recognize deferred tax assets or liabilities.

          Recently Issued Accounting Standard:

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting
          Standards No. 123, Accounting for Stock-Based Compensation, which establishes new standards for stock-based employee compensation plans. The Statement also applies to transactions in which an entity issues equity instruments to acquire goods or services from nonemployees.


          The Statement establishes a fair-value-based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of APB Opinion No. 25,
          Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. Entities that elect to continue under Opinion No. 25 must disclose pro forma net income (and net income per share) for all years presented as if Statement No.
          123 had been adopted.

          The Company does not intend to adopt Statement No. 123 in measuring expense. However, they must present the pro forma disclosures beginning in 1997, and those pro forma amounts will likely reflect higher compensation expense than the amounts shown in future statements of operations.


Note 2.   Authorized Shares and Employee Stock Option Plan

          Authorized Shares:

          The Company's Articles of Incorporation provide for an aggregate of 12,000,000 authorized shares of
          $.01 par value stock. The Board of Directors is authorized to designate the class of shares and their terms. As of May 31, 1996, 2,401,100 shares are designated as common and 9,598,900 are subject to future designation.

          Employee Stock Option Plan:

          The Company has a qualified incentive stock option plan which authorizes the granting of options to purchase up to 275,000 shares of common stock to officers and other key employees. These options are granted at the discretion of the directors. All options must be granted at no less than 100% of the fair market value of the stock on the date of the grant (110% for employees owning more than 10% of the
          Company's common stock). The options expire at varying dates not to exceed ten years from the grant date and are not transferable. When exercising options, an employee's payment may be either cash, shares of the Company stock valued at the fair market value, or a combination of the two. All options outstanding at May 31, 1996 are exercisable. A summary of stock option activity through May 31,
          1996 is as follows:

                                          Number of               Exercise Price
                                             shares                per share

     Balance May 31, 1994             179,950  $ .25 to .625
     Surrendered/Canceled             (4,000)    .25 to .625
     Options granted                   48,000  .375 to .4125
     Balance May 31, 1995             223,950    .25 to .625
     Canceled                         (3,200)    .25 to .625
     Shares exercised                (75,000)   .25 to .4125
     Balance May 31, 1996             145,750  $ .25 to .625

Note 3.                            Commitments

     Operating Leases:

     The Company leases office and production facilities under a lease expiring March 1997. Future minimum rental payments of approximately $27,000 are due in the year ending May 31, 1997. Total rental expense of $57,298 and $55,466 was charged to operations for the years ended May 31, 1996 and
     1995, respectively.

     Savings and Retirement Plan:

     The Company has a savings and retirement plan for eligible employees. The plan was adopted pursuant to Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary for both the
     Company and the employees. The Company may make contributions to the plan which match employee contributions subject to certain limitations. The Company contributed $24,460 and $19,014 to the plan in the years ended May 31, 1996 and 1995, respectively.

     Employment Agreements:

     The Company has Employment Agreements with three individuals for total aggregate annual base compensation of $180,000. Two of the individuals are directors with total aggregate annual base compensation of $94,000. The third individual is an officer with total aggregate annual base compensation of $86,000.

     The agreements with the two directors provide that in the event of a change of control of the Company the two directors, if terminated, would be paid cash as severance equal to all future amounts owed under those agreements for the remainder of the terms. All three agreements expire June 30, 1998.

 Note 4.Revolving Credit Agreement

     The Company has a revolving credit agreement with a bank which allows the Company to borrow up to
     $75,000. Borrowings bear interest at 1.5% above the bank's prime interest rate. Under the terms of the agreement, substantially all assets of the Company are pledged as collateral. The loan agreement also contains provisions requiring compliance with certain financial covenants. The agreement terminates on October 31, 1996. No amounts were outstanding under the agreement at May 31, 1996 or
     1995.

Note 5.   Customers and Supplier

     Major Customers:

     During the years ended May 31, 1996 and 1995, the following customers individually accounted for more than ten percent of the Company's net revenues.

                                   1996
                                1995
                                     Receivable
Receivable
                                Percent          Balance
Percent            Balance
                         Net      to              May 31,       Net
 to              May 31,
                      Revenues         Total       1996        Revenues
Total                 1995
     Customer A          $378,272             15.5%      $30,870
$410,758             18.5%          $43,999
     Customer B           221,405              9.1%       25,878
252,935             11.4%           17,282


     Foreign Sales:

     The Company sells directly to foreign distributors located mainly in Europe. Total foreign sales accounted for approximately 19% and 16% of net revenues for the years ended May 31, 1996 and 1995, respectively. Accounts receivable at May 31, 1996 and 1995 included amounts due from foreign customers of approximately $73,000 and $48,000, respectively. All foreign sales require payment in
     U.S. funds.

     Supplier:

     The Company has purchased a majority of its products from one supplier. During Fiscal 1995, this supplier informed the Company that they would discontinue production of one of the component materials the Company uses in the production of its wound closure strips and fastener products. These products combined accounted for 88% and 85% of net revenues for the years ended May 31, 1996 and 1995, respectively. The Company qualified an alternative component material for these products before inventory levels were affected.

 Note 6.Income Taxes

     The Company's effective tax rate varies from the statutory Federal income tax rate for the following reasons:

                                               1996       1995

      Statutory income tax rate                     35.0%           35.0%
     State income taxes, net of federal tax benefits            .7
2.2
     Non-deductible expenses                        1.6             1.8
     Benefit of income taxed at lower rates                   (4.5)
(4.6)
     Tax credits                                   (1.5)                (1.5)

     Effective tax rate                            31.3%                32.9%



 Note 7.Royalty Agreement

     On June 26, 1995, the Company sold its rights, title, and interest in a royalty agreement with Bio-
     Vascular, Inc. for $164,213. The royalty agreement was due to terminate in July 1995. Net revenues include royalty revenues of $56,237 under the royalty agreement for the year ended May 31, 1995.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




                                GENETIC LABORATORIES WOUND CARE, INC.


August 23, 1996                 By:   /s/  Arthur A. Beisang
                                     Arthur A. Beisang
                                     Chief Executive Officer



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



  /s/   Arthur A. Beisang                         Chief Executive Officer
August 23, 1996
Arthur A. Beisang        Director



  /s/   H. James Thompson                         President,
August 23, 1996
        H. James ThompsonChief Financial Officer



  /s/   Robert A. Ersek                           Director, Secretary
August 23, 1996
Robert A. Ersek, M.D.



  /s/   John H. Olson                             Director
August 23, 1996
John H. Olson



 Exhibit 10.5                      EXECUTIVE AGREEMENT


THIS AGREEMENT IS MADE this 1st day of July 1995, between Genetic Laboratories Wound
Care, Inc., a Minnesota Corporation (hereinafter called the "Company") and Arthur A. Beisang
(Executive and Chief Executive Officer) (hereinafter called the "Executive").

     1. DUTIES:

        The Company hereby employs the Executive as Chief Executive Officer
(CEO) of the
        Company. His powers and duties in that capacity to be such as may be determined by the Company's Board of Directors are described below. During the term of this
        Agreement, the Executive may also serve in such other offices of the Company which he may be elected or appointed to by the Board of Directors. Although the Executive
        will spend the majority of his working time in the employ of the Company, the company recognizes that the Executive is simultaneously employed by other companies, and that the Executive has agreed to sell his interest in any cardiovascular products developed in the future to Bio-Vascular, Inc., for five percent (5%) royalties on the net sales of any such product or invention. The Company shall pay to the
        Executive a base salary in bi-weekly installments as set forth in
Section 3 hereof.

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


     3. COMPENSATION

        As his base monetary compensation for his services to the Company during the term of this Agreement, in whatever capacity rendered, the Company shall pay to the
        Executive in bi-weekly installments the sum of $66,000 per year plus a bonus plan and deferred compensation. This compensation may be increased annually on the anniversary date of this Agreement during the term hereof at a rate equal to the increase in the consumer price index issued by the United States Department of Labor with July 1, 1995 acting as the base index equal to 100 unless otherwise mutually agreed upon by the Executive and the Company. Additional compensation based upon the pre-tax profits of the Company may be paid annually to the Executive as incentive pay, as determined by the Board of Directors' Compensation Committee.

     4. VACATION

        The Executive shall be entitled to six (6) weeks of vacation during each year. Said vacation is to be taken at the Executive's discretion.

     5. BENEFITS

        A. The Company shall maintain a medical insurance program for all employees and the Company shall be responsible for all premiums for the Executive and his spouse. In the event of termination for any reason, the Executive and his spouse shall be included in the Company's medical and dental insurance plans by the
           Executive making monthly payments equal to that incurred by the Company for its employees in their current medical and dental insurance plans;

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

     6. ARBITRATION

        Any controversy or claim arising out of, or related to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the rules of the American
        Arbitration Association, and judgment upon the award rendered may be entered in any court having jurisdiction thereof. This Agreement shall be governed by and construed in accordance with the laws of the State of Minnesota.

     7. NOTICE

        Any notice required to be given pursuant to the provisions of the Agreement shall be in writing and delivered personally or by registered or certified mail.

     8. COVENANT NOT TO COMPETE

        The Executive agrees that during his employment by the Company and for a period of one year after termination of the Employment period he shall not, without prior written consent of the Company, directly or indirectly, and whether as a principal or as agent, officer, director, employee, consultant, or otherwise, alone or in association with any other person, carry on, be engaged, concerned, or take part in, render services to, or own, share in the earning of, or invest in the stocks, bonds, or other securities of any company engaged in the Employer's current business or reasonably contemplated business activities provided, however, that the Executive may invest in stocks, bonds, or other securities of any Similar Business (but without otherwise participating in such Similar Business) if: (I) such stocks, bonds, or other securities are publicly traded; (ii) his investment does not exceed, in the case of any class of the capital stock of any one issuer, one percent (1%) of the issued and outstanding shares, or in the case of bonds or other securities, one percent (1%) of the aggregate principal amount thereof issued and outstanding; and (iii) such investment would not prevent, directly or indirectly, the transaction of business by the Company.

     9. MATERIAL EMPLOYMENT CHANGES

        The Executive shall be entitled to terminate his employment upon at least five days prior written notice to the Company upon the occurrence of any of the following events: (I) a change in majority ownership or control of the Executive which occurs as a result of a merger; a sale of all or substantially all of the Executive's assets; or
        the acquisition of a majority of the Company's outstanding stock by a single party or a group acting in concert; (ii) any attempted termination of the Executive's employment by the Company prior to expiration or not in accordance with any termination event as set forth in Section 2; or (iii) any material diminution of, or any adverse change occurs in the terms or conditions of the Executive's employment duties, responsibilities or authority, except for any isolated, unsubstantial, inadvertent matter not occurring in bad faith, which is remedied by the Company within 30 days of receipt of notice by the Executive. In the event of such termination by the
        Executive, the Company shall immediately pay the Executive (without discount or offset) a Severance Payment equal to the gross base compensation otherwise payable to the Executive over the remaining term of the Agreement under Section
2. The
        Executive's rights under this Section 9 shall not limit any other rights he has in the event of a breach of any provision of this Agreement by the Company.

 10.   RESEARCH AND INVENTIONS

        This Agreement recognizes that the Executive is simultaneously employed by more than one company. Therefore, the Company recognizes that the Executive is, and intends to remain, an Executive in other public and private companies, and has entered into other employment agreements as such. The Executive has a history of successful medical inventions and products and the parties agree that the Executive's base and incentive pay is directly related to his Executive duties, and not for research leading to the invention of new products or patents. Further, the Executive and the
        Company recognize the Executive's right to sell and assign such rights to corporate entities including the Company and companies other than the Company.

     11.   ASSIGNMENT

        This Agreement shall inure to the benefit of, and shall be binding upon the Company, its successors, or assigns. In witness whereof the parties have hereunto executed this
        Agreement.

     12.   EXPENSES

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

     ATTEST:                       GENETIC LABORATORIES WOUND
     CARE, INC.




     Arthur A. Beisang             John H. Olson
     Chief Executive Officer       Director Compensation Committee
     Member



     Date                          Date


     Notary:







 Exhibit 10.7                       EXECUTIVE AGREEMENT


THIS AGREEMENT IS MADE this 1st day of July 1995, between Genetic Laboratories Wound
Care, Inc., a Minnesota Corporation (hereinafter called the "Company") and H. James Thompson
(President) (hereinafter called the "Executive").

     1. DUTIES:

        The Company hereby employs the Executive as President of the Company, his powers and duties in that capacity to be such as may be determined by the Company's Board of Directors. During the term of this Agreement, the Executive may also serve in such other offices of the Company which he may be elected or appointed to by the Board of Directors. The duties of the Executive shall include: the implementation of corporate policies and implementation of Company contracts in the areas of manufacturing, sales, and marketing in compliance with appropriate governmental regulatory agencies having jurisdiction over the Company's activities worldwide.

     2. COMPENSATION

        As his base monetary compensation for his executive services to the Company during the term of this Agreement, in whatever capacity rendered, the Company shall pay to the Executive in bi-weekly installments the sum of $86,000 per year.
This
        compensation may be increased annually on the anniversary date of this Agreement, during the term hereof, at a rate equal to the increase in the consumer price index issued by the United States Department of Labor with July 1, 1995 acting as the base index equal to 100 unless otherwise mutually agreed upon by the Executive and the
        Company. Additional compensation based upon the pre-tax profits of the Company may be paid annually to the Executive as incentive pay, as determined by the Board of Directors' Compensation Committee.

     3. TERM:

        This Agreement shall extend through June 30, 1998 except as hereinafter provided.

     A. With cause, the Company, on three days written notice to the Executive, may terminate this Agreement and, thereupon, the Company shall be obligated to pay the Executive his regular compensation up to the 30th day following the date of termination. The term "with cause" shall be defined only as the Executive's fraudulent activity or the commission of a felony or other offense involving moral turpitude or immoral conduct by the Executive on behalf of, or in connection with, Company activities.

     B. If the Executive is absent from his employment by reason of illness or other incapacity for more than six consecutive weeks, the Company shall thereafter pay him fifty percent (50%) of his regular base compensation until the Executive is able to resume his duties. If his absence continues for six consecutive months, this Agreement shall automatically terminate without notice, but the Company shall be obligated to pay the Executive fifty percent (50%) of his regular compensation through the date of such termination.

     C. The Executive may terminate this Agreement at anytime upon sixty (60) days notice to the Company, and the Company shall be obligated to pay him his regular compensation up to the date of termination.

     4. BENEFITS

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

        D. A monthly automobile allowance to be mutually agreed upon by the parties;

        E. Annual funding of a deferred compensation plan mutually agreed upon by the
           Executive and the Company.

     5. VACATION

        The Executive shall be entitled to four (4) weeks of vacation during each year. Said vacation is to be taken at the Executive's discretion.

     6. EXPENSES

        The Company will reimburse the Executive for all authorized items of traveling, entertainment, and miscellaneous expenses incurred while away on business from the principal office of the Company or the office to which he is assigned, but reimbursement shall be made only for those items on a signed itemized list of such expenditures.

     7. COVENANT NOT TO DISCLOSE

        The Executive shall not at any time during or after the termination of the employment period knowingly reveal, divulge, or make known to any person (other than the
        Company), or use for his own account any customer lists, trade secrets or formula, or secret or confidential information used by the Company prior to or during the term of his employment by the Company and made known (whether with the knowledge and permission of the Company, whether developed, devised or otherwise created in whole or in part by the efforts of the Executive, and whether a matter of public knowledge unless as a result of authorized disclosure) to the Executive by reason of his employment by the Company. The Executive shall retain all such knowledge and information which he may acquire or develop during his employment by the Company concerning such lists, secrets, formula and information in trust for the sole benefit of the Company.

     8. COVENANT TO REPORT

        The Executive shall promptly communicate and disclose to the Company all information concerning the business or affairs of the Company obtained by him in the
        course of his employment by the Company. All written materials, records and documents made by the Executive or coming into possession during the employment period concerning the business or affairs of the Company shall be the sole property of the Company and, upon termination of the employment period, or upon the request of the Company during the employment period, the Executive shall promptly deliver the same to the Company. The Executive agrees to render to the Company such reports of the activities undertaken by the Executive or conducted under the
        Executive's direction pursuant hereto during the employment period as the Company may reasonably request.

     9. LEGALITY

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

     10.   ARBITRATION

        Any controversy or claim arising out of, or relating to, this Agreement or the breach thereof, shall be settled by arbitration in accordance with the rules then obtaining of the American Arbitration Association, and judgement upon the award rendered may be entered in any court having jurisdiction thereof. The Agreement shall be governed by and construed in accordance with the laws of the State of Minnesota.
     11.   NOTICE

        Any notice required to be given pursuant to the provisions of the Agreement shall be in writing and be sent registered mail to the parties at the following addresses:

     Company:            Genetic Laboratories Wound Care, Inc.
     2726 Patton Road
     St. Paul, Minnesota 55113-1136

     Executive:          H. James Thompson
     13625 Henna Court
     Apple Valley, Minnesota 55124

     12.   ASSIGNMENT

        This Agreement shall inure to the benefit of, and shall be binding upon, the Company, its successors, or assigns.


IN WITNESS WHEREOF, THE parties have hereunto executed this Agreement.

     ATTEST:                       GENETIC LABORATORIES WOUND
     CARE, INC.



     H. James Thompson             Arthur A. Beisang
     President                     Chief Executive Officer



     Date                          Date





     John H. Olson
                                   Director Compensation Committee
     Member



                                   Date

     Notary:


Exhibit 10.6


                       EXECUTIVE AGREEMENT


THIS AGREEMENT IS MADE this 1st day of July 1995, between Genetic Laboratories Wound
Care, Inc., a Minnesota Corporation (hereinafter called the "Company") and Dr. Robert A. Ersek
(Medical Director) (hereinafter called the "Executive").

     1. DUTIES

        The Company hereby employs the Executive as the Medical Director of the Company.
        His powers and duties in that capacity to be such as may be determined by the
        Company's Board of Directors are described below. During the term of this
        Agreement, the Executive may also serve in such other offices of the Company which he may be elected or appointed to by the Board of Directors. Although the Executive
        will spend the majority of his working time in the employ of the Company, the company recognizes that the Executive is simultaneously employed by other companies, and the Executive has agreed to sell his interest in any cardiovascular products developed in the future to Bio-Vascular, Inc., for five percent (5%) royalties on the net sales of any such product or invention. The Company shall pay to the
        Executive a base salary in bi-weekly installments as set forth in
Section 3 hereof.

     2. TERM:

        This Agreement shall be effective from the date hereof through June 30, 1998, and may be terminated prior to said expiration date only upon the occurrence of one or more of the following events:

     F. By mutual written agreement of the Company and the Executive;

     G. By the Executive at any time upon at least 60 days prior written notice to the
        Company;

     H. Immediately upon the Executive's death;

     I. By the Executive, upon occurrence of any of the Material Employment Changes events as set forth in Section 9 hereof, which termination shall require the
        Company to pay the Severance Payment set forth therein; or

     J. At the Company's option upon the Executive's conviction of a felony arising out of any acts or omissions of the Executive committed during the term of this
        Agreement.

     3. COMPENSATION

        As his base monetary compensation for his services to the Company during the term of this Agreement, in whatever capacity rendered, the Company shall pay to the
        Executive in bi-weekly installments the sum of $28,000 per year plus a bonus plan and deferred compensation. This compensation may be increased annually on the anniversary date of this Agreement during the term hereof at a rate equal to the increase in the consumer price index issued by the United States Department of Labor with July 1, 1995 acting as the base index equal to 100 unless otherwise mutually agreed upon by the Executive and the Company. Additional compensation based upon the pre-tax profits of the Company may be paid annually to the Executive as incentive pay, as determined by the Board of Directors' Compensation Committee.

     4. VACATION

        The Executive shall be entitled to six (6) weeks of vacation during each year. Said vacation is to be taken at the Executive's discretion.

     5. BENEFITS

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

     6. ARBITRATION

        Any controversy or claim arising out of, or related to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the rules of the American
        Arbitration Association, and judgment upon the award rendered may be entered in any court having jurisdiction thereof. This Agreement shall be governed by and construed in accordance with the laws of the State of Minnesota.

     7. NOTICE

        Any notice required to be given pursuant to the provisions of the Agreement shall be in writing and delivered personally or by registered or certified mail.

     8. COVENANT NOT TO COMPETE

        The Executive agrees that during his employment by the Company and for a period of one year after termination of the Employment period he shall not, without prior written consent of the Company, directly or indirectly, and whether as a principal or as agent, officer, director, employee, consultant, or otherwise, alone or in association with any other person, carry on, be engaged, concerned, or take part in, render services to, or own, share in the earning of, or invest in the stocks, bonds, or other securities of any company engaged in the Employer's current business or reasonably contemplated business activities provided, however, that the Executive may invest in stocks, bonds, or other securities of any Similar Business (but without otherwise participating in such Similar Business) if: (I) such stocks, bonds, or other securities are publicly traded; (ii) his investment does not exceed, in the case of any class of the capital stock of any one issuer, one percent (1%) of the issued and outstanding shares, or in the case of bonds or other securities, one percent (1%) of the aggregate principal amount thereof issued and outstanding; and (iii) such investment would not prevent, directly or indirectly, the transaction of business by the Company.


     9. MATERIAL EMPLOYMENT CHANGES

        The Executive shall be entitled to terminate his employment upon at least five days prior written notice to the Company upon the occurrence of any of the following events: (I) a change in majority ownership or control of the Executive which occurs as a result of a merger; a sale of all or substantially all of the Executive's assets; or
        the acquisition of a majority of the Company's outstanding stock by a single party or a group acting in concert; (ii) any attempted termination of the Executive's employment by the Company prior to expiration or not in accordance with any termination event as set forth in Section 2; or (iii) any material diminution of, or any adverse change occurs in the terms or conditions of the Executive's employment duties, responsibilities or authority, except for any isolated, unsubstantial, inadvertent matter not occurring in bad faith, which is remedied by the Company within 30 days of receipt of notice by the Executive. In the event of such termination by the
        Executive, the Company shall immediately pay the Executive (without discount or offset) a Severance Payment equal to the gross base compensation otherwise payable to the Executive over the remaining term of the Agreement under Section
2. The
        Executive's rights under this Section 9 shall not limit any other rights he has in the event of a breach of any provision of this Agreement by the Company.

     10.   RESEARCH AND INVENTIONS

        This Agreement recognizes that the Executive is simultaneously employed by more than one company. Therefore, the Company recognizes that the Executive is, and intends to remain, an Executive in other public and private companies, and has entered into other employment agreements as such. The Executive has a history of successful medical inventions and products and the parties agree that the Executive's base and incentive pay is directly related to his Executive duties, and not for research leading to the invention of new products or patents. Further, the Executive and the
        Company recognize the Executive's right to sell and assign such rights to corporate entities including the Company and companies other than the Company.

     11.   ASSIGNMENT

        This Agreement shall inure to the benefit of, and shall be binding upon the Company, its successors, or assigns. In witness whereof the parties have hereunto executed this
        Agreement.

     12.   EXPENSES

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




     Date                          Date


     Notary: