Form 10QSB
period 1996-08-31
GENETIC LABORATORIES WOUND CARE INC
filed 1996-10-23
CIK 831365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934


FOR QUARTER ENDED August 31, 1996              COMMISSION FILE NUMBER 0-16664
______________________________


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

Yes  X     No_____


                        ______________________________



On August 31, 1996, there were 2,401,100 shares of the Registrant's $.01 par value common stock outstanding.
                  PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


GENETIC LABORATORIES WOUND CARE, INC.
BALANCE SHEETS
(Unaudited)
ASSETS
                                      August 31,
May 31,
        1996                                    1996

CURRENT ASSETS
     Cash and cash equivalents                  $ 208,573   $ 252,188
     Receivables
     Trade, less allowance for doubtful accounts $5,500       380,620
330,779
     Inventories                                  719,367     631,734
     Prepaid expenses                              68,926      69,454

     Total current assets                       1,377,486   1,284,155

PROPERTY AND EQUIPMENT
     Production equipment and tooling              60,140      59,093
     Office equipment                             149,129     148,021

          209,269                                 207,114
     Less accumulated depreciation                177,643     174,993

           31,626                                  32,121

OTHER ASSETS, net                                   7,371       8,136

      $ 1,416,483                             $ 1,324,412

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                           $ 285,223   $ 215,764
     Accrued expenses                              55,688      69,519
     Income taxes payable                           8,146          -

     Total current liabilities                    349,057     285,283

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; issued 2,401,100            24,011
24,011
     Additional paid-in capital                   646,605     646,605
     Retained earnings                            396,810     368,513
        1,067,426                               1,039,129

      $ 1,416,483                             $ 1,324,412
               GENETIC LABORATORIES WOUND CARE, INC.

                      STATEMENT OF OPERATIONS
                            (unaudited)



                                                                  Three Months
Ended
                                                  August 31,
                                                               1996
1995

Net revenues                                    $ 726,704    $ 646,156
Cost of revenues                                  290,486      269,028

Gross profit                                      436,218      377,128

Operating expenses                                400,072      356,915

Income from operations                             36,146       20,213

Interest income                                     1,650        2,361
Other income                                          -        164,213

Income before taxes                                37,796      186,787

Provision for taxes                                 9,500       61,000

Net income                                       $ 28,296    $ 125,787

Per common share data

Net income                                          $ .01        $ .05

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                              2,473,989    2,577,350GENETIC
LABORATORIES WOUND CARE, INC.

                      STATEMENT OF CASH FLOWS
                            (unaudited)

                                            Three months Ended
                                                August 31,
                                                   1996
1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $ 28,296
                    $ 125,787
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                         3,416
                        4,493
   Changes in current assets and liabilities
   Receivables                                        (49,841)
                     (10,381)
   Inventories                                        (87,633)
         84,409
   Prepaid expenses                                              528
                     (37,136)
   Accounts payable                                           69,459
                       39,207
   Accrued expenses                                         (13,831)
                       13,070
   Income taxes payable                           8,146
        53,000

   Net cash provided by (used in) operating activities     (41,460)
                      272,449

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                 (2,155)
                           -

   Net cash used in investing activities          (2,155)
            -

CASH FLOWS FROM FINANCIAL ACTIVITIES
   Proceeds from issuance of common stock                         -
                      16,226

   Net cash provided by financing activities                -
                      16,226

   Net increase (decrease) in cash and cash equivalents
(43,615)                                   288,675

CASH and CASH EQUIVALENTS
   Beginning                                           252,188
                      295,830

   Ending                                                  $ 208,573
                     $584,505GENETIC LABORATORIES WOUND CARE, INC.

                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 1.    Basis of Presentation

The interim financial statements are unaudited but in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of August 31, 1996, and the results of its operations and its cash flow for the three months ended August 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These statements are condens


ITEM 2:    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


Net Revenues:

Net revenues were $726,704 for the three months ended August 31, 1996, compared to $646,156 for the three months ended August 31, 1995, an increase of 12.5%. Domestic sales increased 20% comparing the three months ended August 31, 1996, to the three months ended August 31, 1995. Sales to international customers accounted for 16% of net revenues for the three months ended August 31, 1996, compared to 21% for the three months ended August 31, 1995. All sales require payment in U.S. funds.

Sales of Suture Strip wound closure strips were down 3% comparing the three months ended August 31, 1996, to the three months ended August 31, 1995. Wound closure strips accounted for 61% of net revenues for the three months ended August 31, 1996 compared to 70% of net revenues for the three months ended August 31, 1995.

Sales of specialty fasteners increased 82% comparing the three months ended August 31, 1996, to the three months ended August 31, 1995. Specialty fasteners accounted for 28% of net revenues for the three months ended August 31, 1996 compared to 17% of net revenues for the three months ended August 31, 1995.


Cost of Revenues:

Cost of revenues were $290,486, 40.0% of net revenues, for the three months ended August 31, 1996, compared to $269,028, 41.6% of net revenue for the three months ended August 31, 1995. The decrease in cost of revenues percentage and resulting increase in gross profit percentage was primarily due to a decrease in sales to international customers who receive lower pricing than domestic customers.


Operating Expenses:

Operating expenses were $400,072, 55% of net revenues, for the three months ended August 31, 1996, compared to $356,915, 55% of net revenues, for the three months ended August 31, 1995. The increase is primarily due to increased product promotional activities directed at the Company's specialty fastener products.
Other Income:

For the three months ended August 31, 1995 other income included $164,213 for the sale of the Company's rights, title, and interest in a royalty agreement with Bio-Vascular, Inc. The royalty agreement was due to terminate in July 1995.


Liquidity and Capital Resources:

At August 31, 1996, the Company had working capital of $1,028,429 and a working capital ratio of 3.9 to 1 compared to working capital of $998,872 and a working capital ratio of 4.5 to 1 on May 31, 1996.

Cash and cash equivalents decreased by $43,615 from May 31, 1996 to August 31,1996. Receivables and inventory levels increased as a result of increased sales activity, and payables increased due to increased inventory levels.

The Company has a revolving line of credit with a local bank in the amount of $75,000. Outstanding balances on the line of credit at August 31, 1996 and May 31, 1996 were $0.

The Company expects that is will be able to fund its working capital requirements for the year through internally generated funds, or utilize the line of credit if needed.


Major Customers:

For the three months ended August 31, 1996 two customers accounted for more than ten percent of net revenues. One customer accounted for approximately 12%, while the other customer accounted for approximately 11% of net revenues for the three months ended August 31, 1996.



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




                               GENETIC LABORATORIES WOUND CARE, INC.

October 11, 1996               By:____________________/s/_______________________
                                         Arthur A. Beisang
                                         Chief Executive Officer