Form 10QSB
period 1996-11-30
GENETIC LABORATORIES WOUND CARE INC
filed 1997-01-15
CIK 831365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934



FOR QUARTER ENDED November 30, 1996COMMISSION FILE NUMBER 0-16664

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

Yes  X     No_____


                  ______________________________



On November 30, 1996, there were 2,401,100 shares of the Registrant's $.01 par value common stock outstanding.

                  PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


             GENETIC LABORATORIES WOUND CARE, INC.
                         BALANCE SHEETS
                          (Unaudited)
                             ASSETS

    November 30,                              May 31,
        1996                                   1996

CURRENT ASSETS
     Cash and cash equivalents                  $ 175,594   $ 252,188
     Receivables
       Trade, less allowance for doubtful accounts of
                                               $6500 and $5500,  respectively
          384,869             330,779
     Inventories                                  633,193     631,734
     Prepaid expenses                              66,289      69,454
       Total current assets                     1,259,945   1,284,155

PROPERTY AND EQUIPMENT
     Production equipment and tooling              60,140      59,093
     Office equipment                             170,353     148,021
                                                              230,493
207,114
     Less accumulated depreciation                180,590     174,993
                                                               49,903
32,121

OTHER ASSETS, net                                   6,609       8,136

                                                          $ 1,316,457  $
1,324,412

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion long term debt          $      5,506          $
 -
     Accounts payable                             124,606     215,764
     Accrued expenses                              83,479      69,519
     Income taxes payable                             646
-

       Total current liabilities                  214,237     285,283

LONG TERM DEBT                                     12,060
-

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; issued 2,401,100            24,011
24,011
     Additional paid-in capital                   646,605     646,605
     Retained earnings                            419,544     368,513
                                                            1,090,160
1,039,129

                                                          $ 1,316,457  $
1,324,412

              GENETIC LABORATORIES WOUND CARE, INC.

                     STATEMENT OF OPERATIONS
                           (unaudited)



     Three Months Ended                               Six Months Ended
        November 30,             November 30,

                                   1996                 1995             1996
              1995

Net revenues                       $ 723,597            $ 567,262        $
1,450,301              $ 1,213,418
Cost of revenues                     258,723              234,897
549,209                  503,925

Gross profit                         464,874              332,365
901,092                  709,493

Operating expenses                   430,910              330,262
830,982                  687,177

Income from operations                33,964                2,103
70,110                   22,316

Interest income(net)                   1,270                3,138
2,920                    5,499
Other income                              -                    -
  -                   164,213

Income before taxes                   35,234                5,241
73,030                  192,028

Provision for taxes                   12,500                1,000
22,000                   62,000

Net income                          $ 22,734              $ 4,241           $
51,030                $ 130,028

Per common share data

Net income                             $ .01                $ .00            $
 .02                    $ .05

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                 2,502,831            2,583,050
2,498,980                2,580,200
              GENETIC LABORATORIES WOUND CARE, INC.

                     STATEMENT OF CASH FLOWS
                           (unaudited)

                                            Three months Ended
            Six Months Ended
                                            November 30,
November 30,
                                                 1996                      1995
                 1996                      1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                             $ 22,734          $ 4,241     $
51,030          $ 130,028
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
   Depreciation and amortization             3,709            4,511
7,125              9,004
    Changes in current assets and liabilities
       Receivables                         (4,249)           27,954
(54,090)             17,564
       Inventories                          86,174        (100,644)
(1,459)           (16,235)
       Prepaid expenses                      2,637         (22,301)
3,165           (59,437)
       Accounts payable                  (160,617)          (5,767)
(91,158)             33,440
       Accrued expenses                     27,791         (33,606)
13,960           (20,536)
       Income taxes payable                (7,500)         (20,554)
646             32,446

   Net cash provided by (used in) operating activities     (29,321)
(146,175)           (70,781)             126,274

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment    (21,224)          (1,920)
(23,379)            (1,920)

   Net cash used in investing activities          (21,224)        (1,920)
(23,379)        (1,920)

CASH FLOWS FROM FINANCIAL ACTIVITIES
   Principal payments under long-term debt           (434)              -
(434)              -
   Proceeds from issuance of common stock                -            999
   -         17,225
   Proceed from loan                        18,000                -
18,000                  -

   Net cash provided by financing activities        17,566            999
17,566         17,225

   Net increase (decrease) in cash and cash equivalents    (32,979)
(147,096)           (76,594)             141,579

CASH and CASH EQUIVALENTS
   Beginning                               208,573          584,505
252,188            295,830

   Ending                                        $ 175,594      $ 437,409  $
175,594      $ 437,409

              GENETIC LABORATORIES WOUND CARE, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1.   Basis of Presentation

The interim financial statements are unaudited but in the opinion of management, reflect all adjustments
(consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of November 30, 1996, and the results of its operations and its cash flow for the three months ended November 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB or Annual Report for the year ended
May 31, 1996.


ITEM 2:   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Net Revenues:

Net revenues were $723,597 for the three months ended November 30, 1996, compared to $567,262 for the three months ended November 30, 1995, an increase of 27.5%. Domestic sales increased 31% comparing the three months ended November 30, 1996, to the three months ended November 30, 1995. Sales to international customers accounted for 12.5% of net revenues for the three months ended November 30,
1996, compared to 15% for the three months ended November 30, 1995. All sales require payment in U.S.
funds.

Sales of Suture Strip wound closure strips were up 6% comparing the three months ended November 30,
1996, to the three months ended November 30, 1995. Wound closure strips accounted for 56% of net revenues for the three months ended November 30, 1996 compared to 68% of net revenues for the three months ended November 30, 1995.

Sales of specialty fasteners increased 117% comparing the three months ended November 30, 1996, to the three months ended November 30, 1995. Specialty fasteners accounted for 33% of net revenues for the three months ended November 30, 1996 compared to 20% of net revenues for the three months ended November
30, 1995.


Cost of Revenues:

Cost of revenues were $258,723, or 35.8% of net revenues, for the three months ended November 30, 1996, compared to $234,897, or 41.4% of net revenue for the three months ended November 30, 1995. The decrease in the cost of revenues percentage and the resulting increase in the gross profit percentage was primarily due to a decrease in product costs of the wound closure strips and an increase in sales of the specialty fasteners that have a higher gross margin than the Company's other products. The Company expects its cost of revenues to remain at the current percentage of net sales throughout the remainder of the fiscal year.


Operating Expenses:

Operating expenses were $430,910, or 60% of net revenues, for the three months ended November 30, 1996, compared to $330,262, or 58% of net revenues, for the three months ended November 30, 1995. The increase is primarily due to increased product promotional activities directed at the Company's specialty fastener products and increased personnel costs.


Other Income:

For the six months ended November 30, 1995 other income included $164,213 for the sale of the Company's rights, title, and interest in a royalty agreement with Bio-Vascular, Inc.


Liquidity and Capital Resources:

At November 30, 1996, the Company had working capital of $1,045,708 and a working capital ratio of 5.9 to 1 compared to working capital of $998,872 and a working capital ratio of 4.5 to 1 on May 31, 1996.

Cash and cash equivalents decreased by $32,979 from August 31, 1996 to November 30,1996 as the Company lowered its payables by $160,000 and decreased its inventory by $86,000.

The Company has a revolving line of credit with a local bank in the amount of $200,000. Outstanding balances on the line of credit at November 30, 1996 and May 31, 1996 were $0.

On October 28, 1996, the Company borrowed $18,000 from a local bank for the purchase of a new phone system. The loan is for three years at 9.0% interest with monthly payments of $573.43. On November 30, 1996 the outstanding balance was $17,566.

The Company expects that is will be able to fund its working capital requirements for the year through internally generated funds, or utilize the line of credit if needed.


Major Customers:

For the three months ended November 30, 1996 one customer accounted for more than ten percent of net revenues. This customer accounted for approximately 13% for the three months ended November 30, 1996.



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




                              GENETIC LABORATORIES WOUND CARE, INC.

January 13, 1997              By:                      /s/ Arthur A. Beisang

                                        Arthur A. Beisang
                                        Chief Executive Officer