Form 10QSB
period 1997-02-28
GENETIC LABORATORIES WOUND CARE INC
filed 1997-04-15
CIK 831365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934


FOR QUARTER ENDED February 28, 1997COMMISSION FILE NUMBER 0-16664
______________________________


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

Yes  X     No_____


                  ______________________________



On February 28, 1997, there were 2,401,600 shares of the Registrant's $.01 par value common stock outstanding.
                  PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


GENETIC LABORATORIES WOUND CARE, INC.
BALANCE SHEETS
(Unaudited)
ASSETS
                                     February 28,
May 31,
        1997                                   1996

CURRENT ASSETS
     Cash and cash equivalents                  $ 249,262   $ 252,188
     Trade receivables
       less allowance for doubtful accounts of
       $6,500 and $5,500,  respectively           379,228     330,779
     Inventories                                  505,908     631,734
     Prepaid expenses                              55,167      69,454
       Total current assets                     1,189,565   1,284,155

PROPERTY AND EQUIPMENT
     Production equipment and tooling              60,140      59,093
     Office equipment                             186,015     148,021
                                                              246,155
207,114
     Less accumulated depreciation                184,816     174,993
                                                               61,339
32,121

OTHER ASSETS, net                                   5,846       8,136

                                                          $ 1,256,750  $
1,324,412

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion long term debt          $      5,634          $
 -
     Accounts payable                              30,192     215,764
     Accrued expenses                              86,252      69,519
     Income taxes payable                           1,646
-

       Total current liabilities                  123,724     285,283

LONG TERM DEBT                                     10,606
-

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; issued 2,401,600 and
       2,401,100 shares, respectively              24,016      24,011
     Additional paid-in capital                   646,788     646,605
     Retained earnings                            451,616     368,513
                                                            1,122,420
1,039,129

                                                          $ 1,256,750  $
1,324,412
              GENETIC LABORATORIES WOUND CARE, INC.

                     STATEMENT OF OPERATIONS
                           (unaudited)



     Three Months Ended                                Nine Months Ended
        February 28,             February 28,
                                   1997     1996       1997                1996

Net revenues                       $ 738,471            $ 600,260        $
2,188,772              $ 1,813,678
Cost of revenues                     267,281              246,911
816,490                  750,836

Gross profit                         471,190              353,349
1,372,282                1,062,842

Operating expenses                   417,090              338,294
1,248,072                1,025,471

Income from operations                54,100               15,055
124,210                   37,371

Interest income(net)                     972                2,874
3,892                    8,373
Other income                              -                    -
  -                   164,213

Income before taxes                   55,072               17,929
128,102                  209,957

Provision for taxes                   23,000                8,000
45,000                   70,000

Net income                          $ 32,072              $ 9,929           $
83,102                $ 139,957

Per common share data

Net income                             $ .01                $ .00            $
 .03                    $ .05

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                 2,495,639            2,550,050
2,497,930                2,550,050GENETIC LABORATORIES WOUND CARE, INC.

                     STATEMENT OF CASH FLOWS
                           (unaudited)

       Three months EndedNine Months Ended
                                            February 28,
February 28,
                                                 1997                      1996
            1997                      1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                             $ 32,072          $ 9,929     $
83,102          $ 139,957
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization            4,989            4,802
12,114             13,806
    Changes in current assets and liabilities
       Receivables                           5,641         (42,600)
(48,449)           (25,036)
       Inventories                         127,285          (8,328)
125,826           (24,563)
       Prepaid expenses                     11,122           13,512
14,287           (45,925)
       Accounts payable                   (94,414)         (72,403)
(185,572)           (38,963)
       Accrued expenses                      2,773            8,938
16,733           (11,598)
       Income taxes payable                  1,000         (17,000)
1,646             15,446

   Net cash provided by (used in) operating activities       90,468
(103,150)             19,687              23,124

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment    (15,662)          (6,050)
(39,041)            (7,970)

   Net cash used in investing activities          (15,662)        (6,050)
(39,041)        (7,970)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under long-term debt         (1,326)              -
(1,760)              -
   Proceeds from issuance of common stock             188               -
 188         17,225
   Proceeds from loan                            -                -
18,000                  -

   Net cash provided by (used in) financing activities      (1,138)
-             16,428              17,225

   Net increase (decrease) in cash and cash equivalents      73,668
(109,200)            (2,926)              32,379

CASH and CASH EQUIVALENTS
   Beginning                               175,594          437,409
252,188            295,830

   Ending                                        $ 249,262      $ 328,209  $
249,262      $ 328,209
              GENETIC LABORATORIES WOUND CARE, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1.   Basis of Presentation

The interim financial statements are unaudited but in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of February 28, 1997, and the results of its operations and its cash flow for the three months ended February 28, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB or Annual Report for the year ended May 31, 1996.


ITEM 2:   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Net Revenues:

Net revenues were $738,471 for the three months ended February 28, 1997, compared to $600,260 for the three months ended February 28, 1996, an increase of 23%. Domestic sales increased 34% comparing the three months ended February 28, 1997, to the three months ended February 28, 1996. International sales decreased by 12% comparing the three months ended February 28, 1997 to the three months ended February 28, 1996. International sales accounted for 17% of net revenues for the three months ended February 28, 1997 compared to 24% for the three months ended February 28, 1996. All sales require payment in U.S. funds.

Sales of Suture Strip wound closure strips were up 1% comparing the three months ended February 28, 1997, to the three months ended February 28, 1996. Wound closure strips accounted for 55% of net revenues for the three months ended February 28, 1997 compared to 67% of net revenues for the three months ended February 28, 1996.

Sales of specialty fasteners increased 100% comparing the three months ended February 28, 1997, to the three months ended February 28, 1996. Specialty fasteners accounted for 36% of net revenues for the three months ended February 28, 1997 compared to 22% of net revenues for the three months ended February 28, 1996.


Cost of Revenues:

Cost of revenues were $267,281, or 36.2% of net revenues, for the three months ended February 28, 1997, compared to $246,911, or 41.1% of net revenues for the three months ended February 28, 1996. The decrease in the cost of revenues percentage and the resulting increase in the gross profit percentage was primarily due to a decrease in product costs of the wound closure strips and an increase in sales of the specialty fasteners that have a higher gross margin than the Company's wound closure strips. The Company expects its cost of revenues to continue to remain at the current level for the remainder of the fiscal year.

Operating Expenses:

Operating expenses were $417,090, or 56% of net revenues, for the three months ended February 28, 1997, compared to $338,294, or 56% of net revenues, for the three months ended February 28, 1996. The dollar increase is primarily due to increased product promotional activities directed at the Company's specialty fastener products and associated personnel costs.

Other Income:

For the nine months ended February 28, 1996 other income included $164,213 for the sale of the Company's rights, title, and interest in a royalty agreement with Bio-Vascular, Inc.


Liquidity and Capital Resources:

At February 28, 1997, the Company had working capital of $1,065,841 and a working capital ratio of 9.6 to 1 compared to working capital of $998,872 and a working capital ratio of 4.5 to 1 on May 31, 1996.

Cash and cash equivalents increased by $73,668 from November 30, 1996 to February 28,1997 as the Company lowered its inventory by $127,000 and decreased its payables by $94,000, while recording net income of $32,000.

The Company has a revolving line of credit with a local bank in the amount of $200,000. Outstanding balances on the line of credit at February 28, 1997 and May 31, 1996 were $0.

On October 28, 1996, the Company borrowed $18,000 from a local bank for the purchase of a new phone system. The loan is for three years at 9.0% interest with monthly payments of $573.43. On February 28, 1997 the outstanding balance was $16,240.

The Company expects that is will be able to fund its working capital requirements for the year through internally generated funds, or utilize the line of credit if needed.


Major Customers:

For the three months ended February 28, 1997 one customer accounted for more than ten percent of net revenues. This customer accounted for approximately 13% of net revenues for the three months ended February 28, 1997.



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




                              GENETIC LABORATORIES WOUND CARE, INC.

April 11, 1997                By:                         /s/ Arthur A. Beisang

                                        Arthur A. Beisang
                                        Chief Executive Officer