Form 10KSB
period 1997-05-31
GENETIC LABORATORIES WOUND CARE INC
filed 1997-08-28
CIK 831365

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT of 1934


For the Fiscal Year Ended May 31, 1997       Commission File Number 0-16664



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

The issuer's revenues for its most recent fiscal year were $2,906,215.

Aggregate market value of voting stock held by nonaffiliates of Company as of June 30, 1997 was approximately $1,200,000.

The number of shares of each class of common stock outstanding on June 30, 1997 was:

                 Common Stock $.01 par value    2,401,850 Shares

                   DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated Document                          Location on Form 10-KSB

1.                                                                  Genetic
Laboratories Wound Care, Inc.        Part III
  Proxy statement for 1997 Annual
  meeting of Shareholders
                                  PART I

ITEM 1.  BUSINESS

                      General Development of Business

Genetic Laboratories Wound Care, Inc. (herein referred to as "the Company") manufactures and markets proprietary wound care products; primarily wound closure strips, specialty fasteners, and net dressings.

The Company contracts out the manufacture of its products having complete control over all manufacturing specifications involved.
The Company sells the completed products to its independent distribution network who resells the products to the end users;
principally physicians, hospitals, nursing homes, and clinics.

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

                                 Products

The Company markets the wound care products through its independent dealer organization worldwide utilizing independent sales representatives. These products include:

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

  PERCU-STAY is a sterile, self adhesive catheter fastener for percutaneous drainage catheters.
Percu-Stay is made of a
  combination of a moisture-absorbent hydrocolloid surrounded by a pressure sensitive adhesive on a non-woven backing. Percu-
  Stay is available in two sizes and two packages and is used to secure percutaneous drainage catheters.



Sales of the Company's products are not seen as being affected by seasonal influences. Product sales for the years ended May 31 are
as follows:
                          1997                            1996
   1995
                      $                   %   $                    %          $
           %

  Wound Closure Strips   $1,617,728          55.7       $1,634,252
 66.9        $1,428,560
64.5
  Specialty Fasteners   980,874              33.8          516,980
 21.2           437,038        19.7
  Net Dressings         273,782               9.4          263,392
 10.8           256,329        11.6

                        Materials and Manufacturing

The Company does not manufacture its products. Independent contractors manufacture the products for the Company utilizing specifications provided by the Company. The Company's intention will be to add manufacturing when and where appropriate. The
Company has utilized one supplier to manufacture a majority of its products. The Company has had a good working relationship with this supplier and plans to continue to do business with this supplier because of its ability to manufacture high quality products required by the Company. The manufacturer also has strong regulatory and quality departments that allow them to comply with all regulatory issues.

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

The governmental regulatory policies of countries outside the United States vary considerably.
This results in some countries
allowing the use of medical products through a registration only process, while other countries require a lengthy approval process.
Inability to receive governmental approval from a country outside the United States has not hindered the Company through a loss of sales in countries outside the United States. The European Community has issued various directives for the sale of foreign products.
These directives have certain requirements to be met before products can be sold in the European
Community.  Sales to the European
Community were approximately 13% and 17% of net revenues for the years ended May 31, 1997 and 1996, respectively. On July 21,
1997 the Company was granted CE certification for its products allowing it to sell to the
European Community countries.

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

                       Dependence on Single Customer

One distributor accounted for more than 10% of the Company's sales for the year ended May 31,
1997.  The Company believes its
relationship with this distributor is strong. During the year ended May 31, 1997 the Company's customer base remained relatively constant from the prior year.

The Company has developed relationships with large distributors of medical products in the hospital, clinic and long-term care markets and continues to work on strengthening these relationships. Many of the Company's distributors have merged or been acquired by other distributors.


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

Competition in the sale of medical devices and products such as the wound care products is intense. The principal factors of competition are product performance, customer service, and price. There are other suppliers of competing products who are considerably larger than the Company, or are a division or subsidiary of corporations which have much greater resources than the
Company. These competitors also have a variety of products available to them and can offer the end user more choices than the Company can offer giving the competitors a selling advantage. The Company believes it has a competitive edge in the quality and performance of its product allowing it to compete with the larger companies. The Company also feels it is able to provide more personal service to its customers giving it an advantage over larger more rigidly structured companies. The Company does not have enough information to date to estimate its market position in the wound care field nor its competitors position, however, management does not believe the Company currently controls a significant share of the market. The
Company's main competition in the wound
closure strip market is 3M with their Steri-Strip products that control a large share of the wound closure strip market. There are products that compete with the specialty fasteners, including white hospital tape. The Company's task is to demonstrate to the end user that white hospital tape does have a cost and risk associated with its use. When the end user accepts the cost and risks associated with white hospital tape, the specialty fasteners provide better performance with lower risks involved.

The net dressings market is very price competitive. The Company provides its customers with the highest quality net dressing and does not compete on price. The Company believes it has a loyal base of net dressing customers that will continue to buy because of the product quality and the customer service they receive.


                         Research and Development

The Company's ability to greatly increase sales will depend upon, among other things, the expansion of its current product lines or the introduction of new products. The Company is actively pursuing new product ideas that match the interests of the current international distribution network already in place. Arthur A. Beisang, the C.E.O., is in charge of evaluating the development and acquisition of new products. A portion of Arthur A. Beisang, C.E.O., and Robert
A. Ersek,
Medical Director, time is devoted to the evaluation of new product development. The Company incurred $19,290 and $19,474 of research and development costs for the years ended May 31, 1997 and 1996, respectively.

                         Environmental Compliance

Compliance by the Company with applicable environmental requirements is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

                                 Employees

As of May 31, 1997, the Company employed eighteen employees of which sixteen are full time.
None of such employees has a
collective bargaining agreement with the Company. The Company's size allows it to foster a close relationship with its employees which management feels increases productivity.

Financial Information about Foreign and Domestic Operations and Export Sales

The Company sold approximately $427,000 and $462,000 to foreign distributors during the year ended May 31, 1997 and 1996,
respectively.  All sales require payment to be made in U.S. Funds.   The
Company intends to
expand its exporting in the future.  The
Company has experienced no losses from any foreign receivables in the years ended May 31,
1997 and 1996.

ITEM 2. PROPERTIES

The Company does not own any real estate. The Company leases 9,500 square feet of office and warehouse space at 2726 Patton
Road, St. Paul, Minnesota 55113, pursuant to a five-year lease that expires March 2002. The
Company considers such space to be
adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to nor is any of its property subject to any material pending or threatened legal, governmental, administrative or other judicial proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                 PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Of the 12,000,000 shares authorized on May 31, 1997, there were 2,401,850 shares issued and outstanding. The Company's common stock is traded in the "Local Over the Counter Market" on the "Pink Sheets" and on the NASD
Electronic Bulletin board under the
symbol GELW. At May 31, 1997, there were approximately 900 shareholders of record. The bid and ask prices were as follows:

          Quarter Ending:     Bid       Ask

          Fiscal 1996
            August 31, 1995      1/2      15/16
            November 30, 1995    7/8      1 1/8
            February 29, 1996    3/4      1 1/8
            May 31, 1996         1/2        7/8
          Fiscal 1997
            August 31, 1996     7/16      13/16
            November 30, 1996    3/8        5/8
            February 28, 1997    1/2        3/4
            May 31, 1997        7/16      11/16

These prices represent quotations between dealers without adjustments for retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions. The Company has not paid cash dividends on its common stock and does not anticipate cash dividends in the foreseeable future. The Company's current debt agreement prohibits the payment of dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the net revenues, gross profit, and operating income of the
Company for the years ended May 31, 1997, 1996, and 1995.

                                         1997      1996      1995
Net Revenues
     Domestic Sales                 $ 2,479,392         $ 1,980,699  $ 1,794,729
     International Sales                426,823   462,179   363,127
     Royalties                                -                   -       56,237
Total                                         $ 2,906,215$2,442,878   $2,214,093


Gross Profit                        $ 1,834,564$1,440,122$1,367,690

Operating Income                    $   147,147         $    27,618   $  195,604


COMPARISON OF THE YEAR ENDED MAY 31, 1997 WITH THE YEAR ENDED MAY 31,
1996

                                 Revenues

Net revenues increased 19.0% to $2,906,215 for fiscal 1997 from $2,442,878 for fiscal 1996.
Domestic sales increased by 25.2% to
$2,479,392 for fiscal 1997 from $1,980,699 for fiscal 1996. International sales decreased 7.6% to
$426,823 for fiscal 1997 from
$462,179 for fiscal 1996. The growth in domestic sales is attributable to unit sales growth of the
Company's specialty fasteners.

Net revenues from wound closure strips decreased by 1.0% to $1,617,728 for fiscal 1997 from
$1,634,252 for fiscal 1996. The
decrease was the result of fewer units sold, primarily to international customers. Unit sales decreased by 2.8%.

Net revenues from specialty fasteners increased by 89.7% to $980,874 for fiscal 1997 from
$516,980 for fiscal 1996. The increase
was in units sold for all of the specialty fasteners; NG Strip, UC Strip, Cath-Strip, and
Percu-Stay. Percu-Stay, a new product for the Company in fiscal 1996, revenues were $353,673 in fiscal 1997 compared to $15,439 in fiscal
1996, accounting for a majority of the
increase in revenues of specialty fasteners.

Net revenues from net dressings increased by 3.9% to $273,782 for fiscal 1997 from $263,392 for fiscal 1996. The increase was due
to a 3.8% increase in units sold.

                               Gross Profit

The gross profit percentage increased to 63.1% for fiscal 1997 from 59.0% for fiscal 1996. The increase is primarily due to the increased proportion of sales of specialty fasteners which have a higher gross margin percentage than the wound closure strips.

                            Operating Expenses

Operating expenses increased to $1,687,417, 58.1% of net revenues, for fiscal 1997 from
$1,412,504, 57.8% of net revenues, for
fiscal 1996. Increases were due in a large part to increased marketing activities intended to more rapidly increase the sales of the specialty fasteners and an increase in wages and benefits.

                               Other Income

Other income includes interest income of $6,024 and interest expense of $884 for fiscal 1997.
For fiscal 1996 other income consisted
of $164,213 for the sale of the Company's right, title, and interest in a royalty agreement and
$10,550 of interest income.

COMPARISON OF THE YEAR ENDED MAY 31, 1996 WITH THE YEAR ENDED MAY 31,
1995

                                 Revenues

Net revenues increased 10.3% to $2,442,878 for fiscal 1996 from $2,214,093 for fiscal 1995.
Domestic sales increased by 10.4% to
$1,980,699 for fiscal 1996 from $1,794,729 for fiscal 1995, while international sales inceased
27.3% to $462,179 for fiscal 1996 from
$363,127 for fiscal 1995.

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

                               Gross Profit

The gross profit percentage decreased to 59.0% of net revenues for fiscal 1996 from 61.8% for fiscal 1995. The decrease in gross profit percentage was the result of slight increases in product costs, an increase in international sales which have a lower profit percentage, and the discontinuance of the royalties.

                            Operating Expenses

Operating expenses increased to $1,412,504, 57.8% of net revenues, for fiscal 1996 from
$1,172,086, 52.9% of net revenues, for
fiscal 1995. The majority of the increase resulted from increased marketing activities intended to more rapidly increase sales of the specialty fasteners and wound closure strips.

                               Other Income

The Company sold its right, title, and interest in a royalty agreement with Bio Vascular for
$164,213 in fiscal 1996. The royalty
agreement was due to terminate in July 1995. Other income includes interest income of $10,550 for fiscal 1996 and $3,759 for fiscal
1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $1,067,892 on May 31, 1997 and a working capital ratio of
5.9 to 1 compared to working
capital of $998,872 and a working capital ratio of 4.5 to 1 on May 31, 1996.

The Company's cash and cash equivalents increased to $351,201 on May 31, 1997 compared to
$252,188 on May 31, 1996.
Operating activities provided $155,712, while $71,851 was spent for equipment. The Company obtained an $18,000 loan for the purchase of a new phone system and made principal payments of $3,130 on the loan.

The Company believes it will be able to fund its operations and any capital expenditure requirements through internally generated funds during the next 12 months. The Company has a $200,000 line of credit with a local bank to provide additional liquidity if needed. (See Note 4 to the financial statements.) The agreement expires in October 1997, the
Company intends to renew the line for
another year.

INFLATION AND CHANGING PRICES

The Company believes inflation and changing prices have not had a significant impact upon the operations or growth of the Company during the past three years. Increases in prices of the components used to produce the Company's products during the next twelve months are not expected to significantly affect the Company's operations.


FOREIGN CURRENCY TRANSACTIONS

All of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars.
Fluctuations in currency exchange rates in other countries may therefore reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold.

FORWARD LOOKING STATEMENTS

In addition to historical information this report may contain forward-looking statements that are subject to risks and uncertainties that may cause actual results to differ materially from those reflected in the forward-looking statements. The Company believes it has made fair and accurate forward-looking statements by relying on past events and current information available. The Company undertakes no obligations to revise these forward-looking statements to reflect events that may arise.

ITEM 7. FINANCIAL STATEMENTS
                                                              Page Reference
                                                              Form 10-KSB
Independent auditor's report                                      12
Balance sheets at May 31, 1997 and 1996                          13,14
Statements of operations for the years ended May 31, 1997 and 1996          15
Statements of stockholders' equity for the years ended May 31, 1997 and 1996
  16
Statements of cash flows for years ended May 31, 1997 and 1996    17
Notes to Financial Statements                                    18-22


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL
DISCLOSURE

None

                                 PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS, COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

The section entitled "Directors and Executive Officers" in the Registrant's definitive proxy statement for its 1997 annual meeting of shareholders is incorporated by reference herein.

ITEM 10.   EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation" and "Election of Directors" in the Registrant's definitive proxy statement for its 1997 annual meeting of shareholders is incorporated by reference herein.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The sections entitled "Beneficial Ownership of Principal Shareholders and Management" and
"Election of Directors" in the
Registrant's definitive proxy statement for its 1997 annual meeting of shareholders is incorporated by reference herein.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None
                                  PART IV


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report in Item 7:

1.   Financial Statements:

     Independent auditor's report

     Balance sheets at May 31, 1997 and 1996

     Statement of operations for the years ended May 31, 1997 and 1996

     Statements of stockholders' equity for the years ended May 31, 1997 and
1996

     Statements of cash flows for the years ended May 31, 1997 and 1996

     Notes to financial statements


(b) Reports on Form 8-K

     The company filed no reports on Form 8-K during the quarter ended May 31, 1997.


(c) Exhibits:

                                   Incorporated by Reference
                                   In This Report From

     (3)                           Articles of Incorporation     Exhibit (3.1)
and (3.2) to Company's Form 10
(File No. 000-16664)
                                   dated March 25, 1988.

     (4)                           Instruments Defining Rights   Exhibit (3.1)
and (3.2) above
                                   Security Holder

     (10)                          Material Contracts            Exhibit (2.1)

     10.1                          Genetic Laboratories Wound    Form 10-K
Annual Report for the year
ended May 31, 1989
        Care, Inc. Incentive Stock Option Plan                   (File No.
0-16664) dated August 25,
1989

     10.2                          Executive Agreement with      Form 10-KSB
Annual Report for the year
ended May 31, 1993
        Arthur A. Beisang          (File No. 0-16664) dated August 25, 1993

     10.3                          Executive Agreement with      Form 10-KSB
Annual Report for the year
ended May 31, 1993
        Dr. Robert Ersek           (File No. 0-16664) dated August 25, 1993

     10.4                          Executive Agreement with      Form 10-KSB
Annual Report for the year
ended May 31, 1993
        H. James Thompson          (File No. 0-16664) dated August 25, 1993

     10.5                          Executive Agreement with      Form 10-KSB
Annual Report for the year
ended May 31, 1996
        Arthur A. Beisang          (File No. 0-16664) dated August 23, 1996

     10.6                          Executive Agreement with      Form 10-KSB
Annual Report for the year
ended May 31, 1996
        Dr. Robert Ersek           (File No. 0-16664) dated August 23, 1996

     10.7                          Executive Agreement with      Form 10-KSB
Annual Report for the year
ended May 31, 1996
        H. James Thompson          (File No. 0-16664) dated August 23, 1996

     10.8                          Genetic Laboratories Wound Care, Inc.   Form
14-A Proxy Statement
        1996 Incentive Stock Option Plan                         (File No.
0-16664) dated September 20,
1996.

                                        27 Financial Data Schedule    Filed
herewith electronically.










                           FINANCIAL STATEMENTS
                      INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Genetic Laboratories Wound Care, Inc.
St. Paul, Minnesota


     We have audited the accompanying balance sheets of GENETIC LABORATORIES
WOUND
CARE, INC. as of May 31,
1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for the years than ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
Genetic Laboratories Wound Care, Inc. as of May 31, 1997 and 1996, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
June 26, 1997


                  GENETIC LABORATORIES WOUND CARE, INC.

                             BALANCE SHEETS
                          MAY 31, 1997 and 1996


                                  ASSETS

            1997                               1996

CURRENT ASSETS

     Cash and cash equivalents                 $351,201       $252,188
     Receivables
         Trade less allowance for doubtful accounts
         $7,000 and $5,500 respectively (Notes 4 and 5)        412,919
330,779
          Income taxes                            5,930              -
     Inventories (Note 4)                       478,711        631,734
     Prepaid expenses                            35,128         69,454

     Total current assets                     1,283,889      1,284,155


PROPERTY AND EQUIPMENT (Notes 3 and 4)
     Production equipment and tooling            60,140         59,093
     Office equipment                           194,552        148,021
                                                254,692        207,114

     Less accumulated depreciation              166,363        174,993
          88,329                                 32,121


OTHER ASSETS, net                                 5,087          8,136

                                             $1,377,305     $1,324,412

                  GENETIC LABORATORIES WOUND CARE, INC

                       BALANCE SHEETS (continued)
                          May 31, 1997 and 1996


                  LIABILITIES AND STOCKHOLDERS' EQUITY


           1997                               1996


CURRENT LIABILITIES
       Current maturities of long term debt     $5,760$         -
       Accounts payable                        122,443    215,764
       Accrued expenses                         87,794     69,519

          Total current liabilities            215,997    285,283


LONG TERM DEBT, less current maturities (Note 4)            9,110
-


COMMITMENTS (Note 3)


STOCKHOLDERS' EQUITY (Note 2)
       Common stock, $.01 par value; 12,000,000 shares authorized, issued 2,401,850 and 2,401,100
            shares, respectively                24,018     24,011
       Additional paid-in capital              646,880    646,605
       Retained earnings                       481,300    368,513

                                             1,152,198  1,039,129

                                            $1,377,305 $1,324,412











                    See Notes to Financial Statements

                  GENETIC LABORATORIES WOUND CARE, INC.

                        STATEMENTS OF OPERATIONS
                    Years Ended May 31, 1997 and 1996



                                           1997          1996

Net revenues (Note 5)                    $2,906,215   $2,442,878
Cost of revenues                          1,071,651    1,002,756

Gross profit                                           1,834,564
 1,440,122

Selling, general and administrative expenses           1,687,417
 1,412,504

Operating income                            147,147       27,618

Other income (Note 7)                         5,140      174,763

Income before income taxes                  152,287      202,381

Provision for income taxes (Note 6)          39,500       63,400

Net income                                 $112,787     $138,981

Net income per common share                    $.05         $.06

Weighted average number of common and common
equivalent shares outstanding             2,444,780    2,461,989
















                  See Notes to Financial Statements

                  GENETIC LABORATORIES WOUND CARE, INC.

                   STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years Ended May 31, 1997 and 1996



                               Common Stock  Additional
                                                          Paid in Retained
                             Shares    Amount   Capital  Earnings    Total


Balance, May 31, 1995     2,326,100$   23,261$  625,186$  229,532$  877,979


Stock issued (Note 2)        75,000       750    21,419         -   22,169

Net income                        -                   -                  -
   138,981   138,981


Balance, May 31, 1996     2,401,100    24,011   646,605   368,5131,039,129


Stock issued (Note 2)           750         7       275         -      282


Net income                        -                   -                  -
   112,787        112,787


Balance, May 31, 1997     2,401,850$   24,018$  646,880$  481,300$ 1,152,198















                     See Notes to Financial Statements

                  GENETIC LABORATORIES WOUND CARE, INC.

                        STATEMENTS OF CASH FLOWS
                   Years Ended May  31, 1997 and 1996



                                                1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                         $112,787        $138,981
          Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
          Depreciation and amortization        18,692          18,819
          Changes in current assets and liabilities:
            Receivables                      (88,070)        (42,451)
            Inventories                       153,023       (202,629)
            Prepaid expenses                   34,326        (40,313)
            Accounts payable                 (93,321)          83,396
            Accrued expenses                   18,275           3,715
            Income taxes payable                    -         (9,800)

          Net cash provided by (used in) operating activities
   155,712  (50,282)

CASH FLOWS FROM INVESTING ACTIVITIES

          Purchases of property and equipment                (71,851)
  (15,529)

CASH FLOWS FROM FINANCING ACTIVITIES
          Principal payments on long-term debt                (3,130)
         -
          Proceeds from note payable           18,000               -
          Proceeds from stock issuance            282          22,169

          Net cash provided by financing activities            15,152
    22,169

          Net increase (decrease) in cash and cash equivalents 99,013
  (43,642)


CASH AND CASH EQUIVALENTS
          Beginning                           252,188         295,830
          Ending                           $  351,201      $  252,188






                     See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

          Nature of Business

          The Company markets proprietary wound care products; primarily wound closure strips, specialty fasteners, and net dressings. Sales are made primarily to medical supply distributors throughout the United
States and in foreign countries,
          mainly Europe, utilizing independent sales representatives. The manufacturing of the products is contracted out utilizing specifications provided by the Company. See Note 5 for major customers and supplier.

          Significant Accounting Policies

          Cash Flows and Cash Equivalents:

          For purposes of reporting its cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank checking and savings accounts, which, at times, may exceed insured limits. The Company has not experienced any losses in such accounts.

          Cash payments for income taxes totaled $44,076 and $74,554 for the years ended May 31,
1997 and 1996, respectively.
          Cash payments for interest totaled $884 for the year ended May 31, 1997.

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

          Fair Value of Financial Instruments:

          The financial statements include the following financial instruments: cash and cash equivalents, trade accounts receivable, note payable, and accounts payable. The fair value of notes payable is estimated based upon interest rates for arrangements with similar terms. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts at May
          31, 1997 or May 31, 1996.

          Revenue Recognition:

          The Company recognizes revenue upon shipment of its product to its customers. Orders are generally shipped the same day they are received or the next business day.

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

          Income Taxes:

          Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for the deductible temporary differences and operating loss or tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. Income tax expense is the tax payable or refundable for the year plus or minus the change in deferred tax assets and liabilities during the year. At
          May 31, 1997 and 1996 the Company has no significant temporary differences on which to recognize deferred tax assets or liabilities. Tax credits are accounted for by the flow-through method thereby reducing taxes payable and the provision for income taxes in the period utilized.

          Issued But Not Yet Adopted Standard:

          The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB
Opinion No. 15. Statement No. 128
          requires the presentation of earnings per share by all entities that have common stock or potential common stock., such as options, warrants and convertible securities, outstanding that trade in a public market.
Those entities that have only common
          stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.
          All entities required to present earnings per share amounts must initially apply Statement
No. 128 for annual and interim
          periods ending after December 15, 1997. Earlier applications is not permitted.

          The adoption of Statement No. 128 would have no material effect on reported earnings per share for the years ended May 31,
          1997 and 1996.


Note 2.   Stock Option Plans

          The Company has two qualified incentive option plans which authorize the granting of options to officers and employees to purchase shares of common stock. 575,000 shares have been reserved for issuance under the plans. These options are granted at the discretion of the Board of Directors. All options must be granted at no less than 100% of the market value of the stock on the date of the grant(110% for employees owning more than 10% of the
Company's common stock).  The
          options expire at varying dates not to exceed ten years from the grant date and are not transferable. When exercising options, an employee's payment may be either cash, shares of the Company stock valued at the market value, or a combination of the two.  All options outstanding at May 31, 1997 are exercisable.


          The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting Standards No. 123
          "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of Statement of Financial
Accounting Standards No. 123, there
          would have been no material effect on the Company's reported net earnings and net earnings per share.

          Additional information relating to all outstanding options as of May 31, 1997 and 1996 is as follows:

                                                                     1997
                                    1996
                                                      Weighted Avg.
            Weighted Ave.
                                    Shares           Exercise Price     Shares
           Exercise Price
          Options outstanding, beginning of year       145,750         $  0.32
   223,950         $       .30
          Options granted           31,600                0.46         -
         -
          Options canceled               -                   -   (3,200)
       .36
          Options exercised          (750)                0.38  (75,000)
      0.30
          Options outstanding, end of year   176,600               $      0.35
   145,750              $      0.32

          Weighted average fair value of options
             granted during the year                  $   0.39                $
         -
,
          The following table summarizes information about stock options outstanding at May 31,
1997:


                                                         Options Outstanding
                         Options Exercisable

 Range of Exercise Prices  NumberWeighted Avg.      Weighted Avg.
Number  Weighted
Avg.
       Outstanding at   RemainingExercise Price     Exercisable at   Exercise
Price
        May 31, 1997    Contractual                  May 31,1997
                                 Life (Years)

     $ .25 to .49           154,150      6.0        .32           154,150
 .32
     $ .50 to .625           22,450      6.6        .53            22,450
 .53
                            176,600      6.1        .35           176,600
 .35



Note 3.   Commitments

          Operating Leases:

          The Company leases office and production facilities under a lease expiring March 2002.
Total rental
          expenses of $66,635 and $57,298 were charged to operations for the years ended May 31,
1997 and 1996
          respectively.

          Future Minimum rental payments are:

     Year Ending May 31,                     Amount

           1998                              $59,100
           1999                              $59,100
           2000                              $59,535
           2001                              $61,305
           2002                              $47,025



     Savings and Retirement Plan:

     The Company has a savings and retirement plan for eligible employees. The plan was adopted pursuant to Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary for both the Company and the employees. The
     Company may make contributions to the plan which may match employee contributions subject to certain limitations. The
     Company contributed $18,256 and $24,460 to the plan in the years ended May 31, 1997 and
1996, respectively.

     Compensation Agreements:

     The Company has Employment Agreements with three individuals for total aggregate annual base compensation of $193,300. Two of the individuals are directors with total aggregate annual base compensation of $98,700. The third individual is an officer with total aggregate annual base compensation of $94,600.

     The agreements with the two directors provide that in the event of a change of control of the
Company
     the two directors, if terminated, would be paid cash as severance equal to all future amounts owed under those agreements for the remainder of the terms. All three agreements expire June 30, 1998.

     The Company has deferred compensation agreements with an officer and an employee which provide benefits payable at age
     65. The estimated liability under the agreements will be accrued starting in fiscal 1998 over the years of employment. The
     Company has purchased single premium life insurance policies which are expected to fully fund the Company's future obligations under these agreements.

Note 4.   Financing Agreements

     Revolving Credit Agreement:

     The Company has a revolving credit agreement with a bank which allows the Company to borrow up to $200,000.
     Borrowings bear interest at the bank's prime interest rate plus 1.5%, (10.0% at May 31, 1997).
Under the terms of the
     agreement, substantially all assets of the Company are pledged as collateral. The loan agreement also contains provisions requiring compliance with certain financial covenants and prohibits the payment of dividends.
The agreement terminates on
     October 31, 1997. No amounts were outstanding under the agreement at May 31, 1997 or
1996.

     Note Payable:

     The Company borrowed $18,000 from a local bank for the purchase of a new phone system in
October of 1996.  The loan is
     for three years at 9% interest with monthly payments of $573. At May 31,1997 the outstanding balance was $14,870.

     Scheduled Annual Maturities Are as Follows:

     Year Ending May 31                      Amount

               1998                                         $5,760
               1999                                          6,308
               2000                                          2,802
                                                          $ 14,870

Note 5.   Customers and Supplier

     Major Customers:

     During the years ended May 31, 1997 and 1996 one customer accounted for more than ten percent of the Company's net revenues. This customer accounted for approximately $355,722, 12.2% and $378,272, 15.5%
of net revenues for the years
     ended May 31, 1997 and 1996, respectively. Accounts receivable from the customer totaled
$41,265 and $30,870 as of May
     31, 1997 and 1996, respectively.


     Exports:

     The Company sells directly to foreign distributors located mainly in Europe. Total export sales accounted for approximately
     15% and 19% of net revenues for the years ended May 31, 1997 and 1996, respectively.
Accounts receivable at May 31,
     1997 and 1996 included amounts due from foreign customers of approximately $80,000 and
$73,000, respectively..  All
     foreign sales require payment in U.S. funds.

     Supplier:

     The Company has utilized one supplier to manufacture a majority of its products, which represented approximately 70% and
     84% of net revenues for the years ended May 31, 1997 and 1996, respectively. The Company has a good working relationship with this supplier and plans to continue to do business with this supplier.


Note 6.   Income Taxes

     The Company's effective tax rate varies from the statutory Federal Income Tax rate for the following reasons:


                                             1997       1996


          Statutory income tax rate                   35.0%      35.0%
          State income taxes, net of federal tax benefits         3.2
          .7
          Non-deductible expenses                                 -
         1.6
          Benefit of income taxed at lower rates      (9.9)      (4.5)
          Tax credits                                 (2.4)      (1.5)

          Effective tax rate                          25.9%      31.3%



Note 7.   Royalty Agreement

          On June 26, 1995, the Company sold its rights, title and interest in a royalty agreement with BioVascular, Inc., for $164,213.
          The royalty agreement was due to terminate in July 1995.


                               SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of
1934, the Company
          has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




                                   GENETIC LABORATORIES WOUND CARE, INC.


          August 25, 1997          By:    /s/ Arthur A. Beisang
                                             Arthur A. Beisang
                                             Chief Executive Officer




          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.




             /s/ Arther A. Beisang                         Chief Executive
Officer   August 25, 1997
          Arthur A. Beisang        Director




             /s/ H. James Thompson                         President,
     August 25, 1997
          H. James Thompson        Chief Financial Officer




             /s/ Robert A. Ersek                           Director, Secretary
     August 25,1997
          Robert A. Ersek



               /s/ John H. Olson                           Director
     August 25, 1997
          John H. Olson