Form 10QSB
period 1997-08-31
GENETIC LABORATORIES WOUND CARE INC
filed 1997-10-15
CIK 831365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934


FOR QUARTER ENDED August 31, 1997              COMMISSION FILE NUMBER 0-16664
______________________________


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

Yes  X     No_____


                        ______________________________



On August 31, 1997, there were 2,402,100 shares of the Registrant's $.01 par value common stock outstanding.
                  PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


GENETIC LABORATORIES WOUND CARE, INC.
BALANCE SHEETS
(Unaudited)
ASSETS
                                      August 31,
May 31,
        1997                                    1997

CURRENT ASSETS
     Cash and cash equivalents                $   258,651 $   351,201
     Receivables
        Trade, less allowance for doubtful accounts
        $7,500 and $7,000 respectively            479,653     412,919
        Income taxes                                    -       5,930
     Inventories (Note 4)                         563,466     478,711
     Prepaid expenses                              45,365      35,128

        Total current assets                    1,347,135   1,283,889

PROPERTY AND EQUIPMENT
     Production equipment and tooling              60,140      60,140
     Office equipment                             200,062     194,552
                                                              260,202
254,692
     Less accumulated depreciation                173,863     166,363
                                                               86,339
88,329

OTHER ASSETS, net                                   4,337       5,087

                                                          $ 1,437,811  $
1,377,305


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long term debt  $        5,893           $
5,760
     Accounts payable                             104,325     122,443
     Accrued expenses                              93,399      87,794
     Income taxes payable                          21,070          -

        Total current liabilities                 224,687     215,997

LONG TERM DEBT, less current maturities             7,588       9,110

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; 12,000,000 shares authorized, issued 2,402,100 and 2,401,850 shares, respectively
24,021         24,018
     Additional paid-in capital                   646,971     646,880
     Retained earnings                            534,544     481,300
                                                            1,205,536
1,152,198

                                                          $ 1,437,811  $
1,377,305
               GENETIC LABORATORIES WOUND CARE, INC.

                      STATEMENT OF OPERATIONS
                            (unaudited)



                                                                  Three Months
Ended
                                                  August 31,
                                                               1997
1996

Net revenues                                    $ 839,900    $ 726,704
Cost of revenues                                  314,884      290,486

Gross profit                                      525,016      436,218

Operating expenses                                443,957      400,072

Income from operations                             81,059       36,146

Interest income, net                                1,185        1,650

Income before taxes                                82,244       37,796

Provision for taxes                                29,000        9,500

Net income                                      $  53,244    $  28,296

Per common share data

Net income                                   $        .02 $        .01

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                              2,436,758    2,473,989GENETIC
LABORATORIES WOUND CARE, INC.

                      STATEMENT OF CASH FLOWS
                            (unaudited)

                                                    Three months Ended
                                                     August 31,
                                                         1997
        1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $   53,244          $
28,296
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
   Depreciation and amortization                       8,250     3,416
     Changes in current assets and liabilities
        Receivables                                 (60,804)  (49,841)
        Inventories                                 (84,755)  (87,633)
        Prepaid expenses                            (10,237)       528
        Accounts payable                            (18,118)    69,459
        Accrued expenses                               5,605  (13,831)
        Income taxes payable                          21,070     8,146

   Net cash provided by (used in) operating activities        (85,745)
(41,460)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment               (5,510)   (2,155)

CASH FLOWS FROM FINANCIAL ACTIVITIES
   Proceeds from issuance of common stock                 94
-
   Principle payment on long term debt               (1,389)
-

   Net cash used in financing activities             (1,295)        -

   Net decrease in cash and cash equivalents        (92,550)  (43,615)

CASH and CASH EQUIVALENTS
   Beginning                                         351,201   252,188

   Ending                                                    $ 258,651   $
208,573GENETIC LABORATORIES WOUND CARE, INC.

                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 1.    Basis of Presentation

The interim financial statements are unaudited but in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of August 31, 1997, and the results of its operations and its cash flow for the three months ended August 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB or Annual Report for the year ended May 31, 1997.


ITEM 2:    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


Net Revenues:

Net revenues were $839,900 for the three months ended August 31, 1997, compared to $726,704 for the three months ended August 31, 1996, an increase of 15.6%. Domestic sales increased 14.6% comparing the three months ended August 31, 1997, to the three months ended August 31, 1996. Sales to international customers accounted for 17.0% of net revenues for the three months ended August 31, 1997, compared to 16.2% for the three months ended August 31, 1996. All sales require payment in U.S. funds.

Sales of Suture Strip wound closure strips were up 3.7% comparing the three months ended August 31, 1997, to the three months ended August 31, 1996. Wound closure strips were $456,197, 54.3% of net revenues for the three months ended August 31, 1997 compared to $440,065, 60.6% of net revenues for the three months ended August 31, 1996.

Sales of specialty fasteners increased 46.4% comparing the three months ended August 31, 1997, to the three months ended August 31, 1996. Specialty fasteners were $297,826, 35.5% of net revenues for the three months ended August 31, 1997 compared to $203,456, 28.0% of net revenues for the three months ended August 31, 1996.


Cost of Revenues:

Cost of revenues were $314,884, 37.5% of net revenues, for the three months ended August 31, 1997, compared to $290,486, 40.0% of net revenue for the three months ended August 31, 1996. The decrease in cost of revenues percentage and resulting increase in gross profit percentage was primarily due to increased sales of the specialty fasteners which have a higher gross margin than the Company's wound closure strips. The Company expects its costs of revenues to continue to remain at the current level for the remainder of the fiscal year if the sales mix continues as experienced during the three months ended August 31, 1997.


Operating Expenses:

Operating expenses were $443,957, 52.9% of net revenues, for the three months ended August 31, 1997, compared to $400,072, 55.0% of net revenues, for the three months ended August 31, 1996. The dollar increase is primarily due to increased wages and benefits costs, and increased rent charges.

Liquidity and Capital Resources:

At August 31, 1997, the Company had working capital of $1,122,448 and a working capital ratio of 6.0 to 1 compared to working capital of $1,067,892 and a working capital ratio of 5.9 to 1 on May 31, 1997.

Cash and cash equivalents decreased by $92,550 from May 31, 1997 to August 31,1997. Operating activities utilized $85,745 as inventories increased by $84,755 and receivables increased by $60,804.

The Company has a revolving line of credit with a local bank in the amount of $200,000. Outstanding balances on the line of credit at August 31, 1997 and May 31, 1997 were $0.

The Company expects that is will be able to fund its working capital requirements for the remainder of the fiscal year through internally generated funds, or utilize the line of credit if needed.


Major Customers:

For the three months ended August 31, 1997 no customers accounted for more than ten percent of net revenues.

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




                               GENETIC LABORATORIES WOUND CARE, INC.

October 13, 1997               By:                      /s/ Arthur A. Beisang

                                         Arthur A. Beisang
                                         Chief Executive Officer