Form 10QSB
period 1997-11-30
GENETIC LABORATORIES WOUND CARE INC
filed 1998-01-14
CIK 831365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934


FOR QUARTER ENDED November 30, 1997COMMISSION FILE NUMBER 0-16664
______________________________


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

Yes  X     No_____


                  ______________________________



On November 30, 1997, there were 2,402,350 shares of the Registrant's $.01 par value common stock outstanding. PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


GENETIC LABORATORIES WOUND CARE, INC.
BALANCE SHEETS
(Unaudited)
ASSETS
                                     November 30,
May 31,
        1997                                   1997

CURRENT ASSETS
     Cash and cash equivalents                  $ 291,933   $ 351,201
     Receivables
                                               Trade, less allowance for
doubtful accounts of
                                                           $8,500 and $7,000,
respectively              407,621             412,919
                                                           Income taxes
                           3,680               5,930
     Inventories                                  547,657     478,711
     Prepaid expenses                              48,297      35,128
                                               Total current assets
1,299,188                     1,283,889

PROPERTY AND EQUIPMENT
     Production equipment and tooling              60,140      60,140
     Office equipment                             231,388     194,552

291,528                       254,692
     Less accumulated depreciation                181,083     166,363

110,445                        88,329

OTHER ASSETS
     Patents, net                                   3,663       5,087
     Cash surrender value                           5,217           -

8,880                         5,087

                                                                       $
1,418,513                   $ 1,377,305

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion long term debt          $      6,030$      5,760
     Accounts payable                              74,180     122,443
     Accrued expenses                             122,199      87,794

                                               Total current liabilities
                         202,409             215,997

LONG TERM DEBT                                      6,030       9,110

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; 12,000,000 shares authorized, issued 2,402,350 and 2,401,100
shares respectively         24,024              24,018
     Additional paid-in capital                   647,078     646,880
     Retained earnings                            538,972     481,300

1,210,074                     1,152,198

                                                                       $
1,418,513                   $ 1,377,305
              GENETIC LABORATORIES WOUND CARE, INC.

                     STATEMENTS OF OPERATIONS
                           (unaudited)



     Three Months Ended                               Six Months Ended
        November 30,             November 30,
                                   1997                 1996             1997
              1996

Net revenues                       $ 731,446            $ 723,597        $
1,571,346              $ 1,450,301
Cost of revenues                     265,536              258,723
580,420                  549,209

Gross profit                         465,910              464,874
990,926                  901,092

Operating expenses                   461,504              430,910
905,461                  830,982

Income from operations                 4,406               33,964
85,465                   70,110

Interest income(net)                   1,273                1,270
2,458                    2,920

Income before taxes                    5,679               35,234
87,923                   73,030

Provision for taxes                    1,250               12,500
30,250                   22,000

Net income                         $   4,429            $  22,734         $
57,673                $  51,030

Per common share data

Net income                             $ .00                $ .01
$ .02                  $   .02

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                 2,430,216            2,502,831
2,430,216                2,498,980GENETIC LABORATORIES WOUND CARE, INC.

                     STATEMENTS OF CASH FLOWS
                           (unaudited)

                                            Three months Ended
            Six Months Ended
                                            November 30,
November 30,
                                                 1997
1996                  1997                    1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                              $ 4,429         $ 22,734     $
57,673           $ 51,030
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
   Depreciation and amortization             7,893            3,709
16,143              7,125
    Changes in current assets and liabilities
       Receivables                          68,352          (4,249)
7,548           (54,090)
       Inventories                          15,809           86,174
(68,946)            (1,459)
       Prepaid expenses                    (2,932)            2,637
(13,169)              3,165
       Accounts payable                   (30,145)        (160,617)
(48,263)           (91,158)
       Accrued expenses                     28,800           27,791
34,405             13,960
       Income taxes payable               (21,070)          (7,500)
-                646

   Net cash provided by (used in) operating activities       71,136
(29,321)           (14,609)            (70,781)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment    (31,326)         (21,224)
(36,836)           (23,379)
   Cash surrender value increase           (5,217)                -
(5,217)                  -

   Net cash used in investing activities           (36,54)       (21,224)
(42,053)       (23,379)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under long-term debt         (1,421)          (434)
(2,810)          (434)
   Proceeds from issuance of common stock              110              -
 204              -
   Proceed from loan                           -             18,000
-             18,000

   Net cash provided by (used in) financing activities      (1,311)
17,566            (2,606)              17,566

   Net increase (decrease) in cash and cash equivalents      33,282
(32,979)           (59,268)            (76,594)

CASH and CASH EQUIVALENTS
   Beginning                               258,651          208,573
351,201            252,188

   Ending                                        $ 291,933      $ 175,594  $
291,933      $ 175,594
              GENETIC LABORATORIES WOUND CARE, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1.   Basis of Presentation

The interim financial statements are unaudited but in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of November 30, 1997, and the results of its operations and its cash flows for the three months and the six months ended November 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB or Annual Report for the year ended May 31, 1997.


The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertibles securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present earnings per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier applications is not permitted.

The adoption of Statement No. 128 would have no material effect on reported earnings per share for the three months ended November 30, 1997 and 1996.


ITEM 2:   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Net Revenues:

Net revenues were $731,446 for the three months ended November 30, 1997, compared to $723,597 for the three months ended November 30, 1996, an increase of 1.0%. Domestic sales decreased 2.8% comparing the three months ended November 30, 1997, to the three months ended November 30, 1996. Sales to international customers accounted for 15.9% of net revenues for the three months ended November 30, 1997, compared to 12.5% for the three months ended November 30, 1996. All sales require payment in U.S. funds.

Sales of Suture Strip wound closure strips were down 5.4% comparing the three months ended November 30, 1997, to the three months ended November 30, 1996. Wound closure strips accounted for 53.0% of net revenues for the three months ended November 30, 1997 compared to 56.7% of net revenues for the three months ended November 30, 1996.

Sales of specialty fasteners increased 11.1% comparing the three months ended November 30, 1997, to the three months ended November 30, 1996. Specialty fasteners accounted for 36.8% of net revenues for the three months ended November 30, 1997 compared to 33.5% of net revenues for the three months ended November 30, 1996.


Cost of Revenues:

Cost of revenues were $265,536, or 36.3% of net revenues, for the three months ended November 30, 1997, compared to $258,723 or 35.8% of net revenue for the three months ended November 30, 1996. The minor increase in the cost of revenues percentage and the resulting decrease in the gross profit percentage was primarily due to an increase in sales to international customers. The Company expects its cost of revenues to continue to remain at the current percentage of net sales throughout the remainder of the fiscal year, if the sales mix continues as experienced during the three months ended November 30, 1997.


Operating Expenses:

Operating expenses were $461,504, or 63.1% of net revenues, for the three months ended November 30, 1997, compared to $430,910, or 59.6% of net revenues, for the three months ended November 30, 1996. The increase was primarily due to increased wage and benefit costs, and increased rent charges for additional facility space.


Liquidity and Capital Resources:

At November 30, 1997, the Company had working capital of $1,096,779 and a working capital ratio of 6.4 to 1 compared to working capital of $1,067,892 and a working capital ratio of 5.9 to 1 on May 31, 1997.

Cash and cash equivalents increased by $33,282 from August 31, 1997 to November 30,1997. Operating activities generated $71,136, while equipment purchased utilized $31,326.

The Company has a revolving line of credit with a local bank in the amount of $200,000. Outstanding balances on the line of credit at November 30, 1997 and May 31, 1997 were $0.

The Company expects that is will be able to fund its working capital requirements for the year through internally generated funds, or utilize the line of credit if needed.


Major Customers:

For the three months ended November 30, 1997 one customer accounted for more than ten percent of net revenues. This customer accounted for approximately 11% of net revenues for the three months ended November 30, 1997.


Foreign Currency Transactions:

All of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. Fluctuations in currency exchange rates in other countries may therefore reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold.

Forward Looking Statements:

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




                              GENETIC LABORATORIES WOUND CARE, INC.

January 12, 1998              By:                      /s/ Arthur A. Beisang

                                        Arthur A. Beisang
                                        Chief Executive Officer