Form 10QSB
period 1998-02-28
GENETIC LABORATORIES WOUND CARE INC
filed 1998-04-14
CIK 831365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934


FOR QUARTER ENDED February 28, 1998COMMISSION FILE NUMBER 0-16664
______________________________


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

Yes  X     No_____


                  ______________________________



On February 28, 1998, there were 2,402,350 shares of the Registrant's $.01 par value common stock outstanding. PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


GENETIC LABORATORIES WOUND CARE, INC.
BALANCE SHEETS
(Unaudited)
ASSETS
                                     February 28,
May 31,
          1998                                  1997

CURRENT ASSETS
     Cash and cash equivalents                  $ 315,603   $ 351,201
     Receivables
                                               Trade, less allowance for
doubtful accounts of
                                                           $9,000 and $7,000,
respectively              411,260             412,919
                                                           Income taxes
                              -                5,930
     Inventories                                  529,002     478,711
     Prepaid expenses                              66,434      35,128
                                               Total current assets
1,322,299                     1,283,889

PROPERTY AND EQUIPMENT
     Production equipment and tooling              60,140      60,140
     Office equipment                             244,552     194,552

304,692                       254,692
     Less accumulated depreciation                188,738     166,363

115,954                        88,329

OTHER ASSETS
     Patents, net                                   5,338       5,087
     Cash surrender value                           6,277           -

11,635                         5,087

                                                                       $
1,449,888                   $ 1,377,305

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion long term debt          $      6,170$      5,760
     Accounts payable                              83,668     122,443
     Income taxes payable                           2,190           -
     Accrued expenses                             122,770      87,794
                                               Total current liabilities
                         214,798             215,997

LONG TERM DEBT                                      4,436       9,110

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; 12,000,000 shares authorized, issued 2,402,350 and 2,401,100
shares respectively         24,024              24,018
     Additional paid-in capital                   647,078     646,880
     Retained earnings                            559,552     481,300

1,230,654                     1,152,198

                                                                       $
1,449,888                   $ 1,377,305
              GENETIC LABORATORIES WOUND CARE, INC.

                     STATEMENTS OF OPERATIONS
                           (unaudited)



     Three Months Ended                                Nine Months Ended
        February 28,             February 28,
                                    1998               1997               1998
             1997

Net revenues                       $ 757,688            $ 738,471        $
2,329,034              $ 2,188,772
Cost of revenues                     270,876              267,281
851,296                  816,490

Gross profit                         486,812              471,190
1,477,738                1,372,282

Operating expenses                   447,655              417,090
1,353,116                1,248,072

Income from operations                39,157               54,100
124,622                  124,210

Interest income(net)                   1,293                  972
3,751                    3,892

Income before taxes                   40,450               55,072
128,373                  128,102

Provision for taxes                   19,870 23              ,000
50,120                   45,000

Net income                       $    20,580             $ 32,072         $
78,253                 $ 83,102

Per common share data

Net income, basic and diluted          $ .01                $ .01
$ .03                  $   .03

Weighted average common
shares outstanding                 2,402,350            2,401,350
2,402,267                2,401,267

Weighted average common
and common equivalent
shares outstanding                 2,438,557            2,495,639
2,438,557                2,497,930GENETIC LABORATORIES WOUND CARE, INC.

                     STATEMENTS OF CASH FLOWS
                           (unaudited)

                                            Three months Ended
           Nine Months Ended
                                            February 28,
February 28,
                                                 1998
1997                  1998                    1997
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                             $ 20,580         $ 32,072    $ 78,253
          $ 83,102
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization             8,450            4,989      24,593
            12,114
    Changes in current assets and liabilities
       Receivables                              41            5,641       7,589
           (48,449)
       Inventories                          18,655          127,285
(50,291)           125,826
       Prepaid expenses                   (18,137)           11,122
(31,306)            14,287
       Accounts payable                      9,488         (94,414)
(38,775)          (185,572)
       Accrued expenses                        571            2,773      34,976
            16,733
       Income taxes payable                  2,190            1,000       2,190
             1,646

   Net cash provided by operating activities        41,838         90,468
27,229         19,687

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment    (15,654)         (15,662)
(52,490)           (39,041)
   Cash surrender value increase           (1,060)                -
(6,277)                  -

   Net cash used in investing activities          (16,714)       (15,662)
(58,767)       (39,041)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under long-term debt         (1,454)        (1,326)
(4,264)        (1,760)
   Proceeds from issuance of common stock               -            188
204             188
   Proceed from loan                            -                 -
-             18,000

   Net cash provided by (used in) financing activities      (1,454)
(1,138)            (4,060)              16,428

   Net increase (decrease) in cash and cash equivalents     23,670
73,668           (35,598)             (2,926)

CASH and CASH EQUIVALENTS
   Beginning                              291,933           175,594
351,201            252,188

   Ending                                        $ 315,603      $ 249,262  $
315,603      $ 249,262
              GENETIC LABORATORIES WOUND CARE, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1.   Basis of Presentation

The interim financial statements are unaudited but in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of February 28, 1998, and the results of its operations and its cash flows for the three months and the nine months ended February 28, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB or Annual Report for the year ended May 31, 1997.


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

The Company has applied this accounting standard in this quarter and determined that basic and diluted per share amounts are the same, and no restatement of prior year amounts was necessary.

ITEM 2:   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Net Revenues:

Net revenues were $757,688 for the three months ended February 28, 1998, compared to $738,471 for the three months ended February 28, 1997, an increase of 2.6%. Domestic sales increased 3.5% comparing the three months ended February 28, 1998, to the three months ended February 28, 1997. Sales to international customers accounted for 18.0% of net revenues for the three months ended February 28, 1998, compared to 18.7% for the three months ended February 28, 1997. All sales require payment in U.S. funds.

Sales of specialty fasteners increased 17.0% comparing the three months ended February 28, 1998, to the three months ended February 28, 1997. Specialty fasteners accounted for 41.0% of net revenues for the three months ended February 28, 1998 compared to 36.0% of net revenues for the three months ended February 28, 1997. The increase in specialty fasteners reflects the increased marketing activities of the Company.

Sales of Suture Strip wound closure strips were down 8.3% comparing the three months ended February 28, 1998, to the three months ended February 28, 1997. Wound closure strips accounted for 48.9% of net revenues for the three months ended February 28, 1998 compared to 54.7% of net revenues for the three months ended February 28, 1997. The decrease in wound closure strips sales reflects the diminished marketing emphasis and the increase in competition.


Cost of Revenues:

Cost of revenues were $270,876, or 35.8% of net revenues, for the three months ended February 28, 1998, compared to $267,281 or 36.2% of net revenue for the three months ended February 28, 1997. The minor decrease in the cost of revenues percentage and the resulting increase in the gross profit percentage was primarily due to an increase in sales of specialty fasteners at slightly higher gross margins than wound closure strips. The Company expects its cost of revenues to continue to remain at the current percentage of net sales throughout the remainder of the fiscal year, if the sales mix continues as experienced during the three months ended February 28, 1998.


Operating Expenses:

Operating expenses were $447,655, or 59.1% of net revenues, for the three months ended February 28, 1998, compared to $417,090, or 58.4% of net revenues, for the three months ended February 28, 1998. The increase was primarily due to increased wage and benefit costs, and increased rent charges for additional facility space.


Liquidity and Capital Resources:

At February 28, 1998, the Company had working capital of $1,107,501 and a working capital ratio of 6.2 to 1 compared to working capital of $1,067,892 and a working capital ratio of 5.9 to 1 on May 31, 1997.

Cash and cash equivalents increased by $23,670 from August 31, 1997 to February 28, 1998. Operating activities generated $41,838, while equipment purchased utilized $15,654.

The Company has a revolving line of credit with a local bank in the amount of $200,000. Outstanding balances on the line of credit at February 28, 1998 and May 31, 1997 were $0.

The Company expects that is will be able to fund its working capital requirements for the year through internally generated funds, or utilize the line of credit if needed.


Major Customers:

For the three months ended February 28, 1998 one customer accounted for more than ten percent of net revenues. This customer accounted for approximately 12% of net revenues for the three months ended February 28, 1998.


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




                              GENETIC LABORATORIES WOUND CARE, INC.

April 13, 1998                By:                      /s/ Arthur A. Beisang

                                        Arthur A. Beisang
                                        Chief Executive Officer