Form 10KSB
period 1998-05-31
GENETIC LABORATORIES WOUND CARE INC
filed 1998-09-03
CIK 831365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934


For the Fiscal Year Ended May 31, 1998 Commission File Number 0-16664



GENETIC LABORATORIES WOUND CARE, INC.


(Exact Name of Company as specified in its charter)


         Minnesota                  41-1604048
    _______________________________
    (State of Incorporation) (IRS Employer Identification No.)

2726 PATTON ROAD, ST. PAUL, MINNESOTA 55113
(Address)
TELEPHONE NUMBER:  (612) 633-0805

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

The issuer's revenues for its most recent fiscal year were $3,122,945.

Aggregate market value of voting stock held by nonaffiliates of Company as of June 30, 1998 was approximately $1,000,000.

The number of shares of each class of common stock outstanding on June 30, 1998 was:

Common Stock $.01 par value  2,403,150 Shares

DOCUMENTS INCORPORATED BY REFERENCE

    None






PART I

ITEM 1.  BUSINESS

    General Development of Business

Genetic Laboratories Wound Care, Inc. (herein referred to as "the Company")
 manufactures and markets proprietary wound care products;
primarily wound closure strips, specialty fasteners, and net dressings.

The Company generally contracts out the manufacture of its products having control over manufacturing specifications involved.  The
Company sells the completed products to its  independent distribution network who resells the products to the end users; principally physicians, hospitals, nursing homes, and clinics.

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

On May 11,1998 the Board signed a Letter of Intent to merge with Derma
 Sciences, Inc. The Company would become a subsidiary of Derma Sciences, Inc. and with shareholders receiving .7 shares of Derma
 Sciences, Inc. stock for each share of Genetic Laboratories
Wound Care, Inc. stock.  On July 7, 1998 the Board signed an agreement and Plan of Merger with Derma Sciences, Inc. Shareholders of record on August 3, 1998 were mailed a proxy, a notice of special shareholders meeting to be held September 9, 1998, and the Agreement and Plan of Merger to vote on the merger (also see Management'S Discussion and Analysis or Plan of Operation).

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

UC STRIP/CATH-STRIP is a catheter tubing fastener.  UC Strip/Cath-Strip allows you to secure urinary and gastrostomy
catheter tubing to the patients skin.   UC Strip/Cath-Strip is made of a
 flexible material designed to maximize adhesion and minimize
irritation, blistering, and skin shear.   UC Strip/Cath-Strip is available
 in various packages and is used to secure catheter tubing.

PERCU-STAY is a sterile, self adhesive catheter fastener for percutaneous drainage catheters. Percu-Stay is made of a combination of a moisture-absorbent hydrocolloid surrounded by a pressure sensitive adhesive on a non-woven backing. Percu-Stay is available in two sizes and two packages and is used to secure percutaneous drainage catheters.




Sales of the Company's products are not seen
 as being affected by seasonal influences. Product sales for the years ended May 31 are as follows:
    1998           1997           1996
$        %    $         %    $         %

Wound Closure Strips    $1,611,810     51.6 $1,617,728     55.7 $1,634,252
66.9
Specialty Fasteners     1,199,750 38.4 980,874   33.8 516,980   21.2
Net Dressings 271,131   8.7  273,782   9.4  263,392   10.8

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

The governmental regulatory policies of countries outside the United States vary considerably.
 This results in some countries allowing the use of medical products through a registration only process, while other countries require a lengthy approval process.
  Inability to receive
governmental approval from a country outside the United States has not hindered the Company through a loss of sales in countries outside
the United States. The European Community has issued various directives for the sale of foreign products. These directives have certain requirements to be met before products
 can be sold in the European Community. Sales to the European Community were approximately
14% and 13% of net revenues for the years ended May 31, 1998 and 1997, respectively. On July 21, 1997 the Company was granted CE certification for its products allowing it to sell to the European Community countries.

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

    Dependence on Single Customer

One distributor accounted for more than 10% of the Company's sales for the year ended May 31, 1998. The Company believes its relationship with this distributor is strong. During the year ended May 31, 1998 the Company's base remained relatively constant from the prior year.

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


    Research and Development

The Company's ability to greatly increase sales will depend upon, among other things, the expansion of its current product lines or the introduction of new products. The Company is actively pursuing new product ideas that match the interests of the current international distribution network already in place. Arthur A. Beisang, the C.E.O., is in charge of evaluating the development and acquisition of new products. A portion of Arthur A. Beisang, C.E.O., and Robert A. Ersek, Medical Director, time is devoted to the evaluation of new product development. The Company incurred $576 and $19,290 of research and development costs for the years ended May 31, 1998 and 1997, respectively.

    Environmental Compliance

Compliance by the Company with applicable environmental requirements is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

    Employees

As of May 31, 1998, the Company employed nineteen employees of which eighteen are full time. None of such employees has a collective bargaining agreement with the Company. The Company's size allows it to foster a close relationship with its employees which management feels increases productivity.

    Financial Information about Foreign and Domestic Operations and Export Sales

The Company sold approximately $545,000 and $427,000 to foreign distributors during the year ended May 31, 1998 and 1997,
respectively.  All sales require payment to be made in U.S. Funds.   The
Company intends to expand its exporting in the future.  The
Company has experienced no losses from any foreign receivables in the years ended May 31, 1998 and 1997.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Of the 12,000,000 shares authorized on May 31, 1998, there were 2,403,150 shares issued and outstanding. The Company's common stock is traded in the "Local Over the Counter Market" on the "Pink Sheets" and on the NASD Electronic Bulletin board under the symbol
GELW. At May 31, 1998, there were approximately 900 shareholders of record. The bid and ask prices were as follows:

Quarter Ending:    Bid  Ask

Fiscal 1997
  August 31, 1996  7/16 13/16
  November 30, 1996     3/8  5/8
  February 28, 1997     1/2  3/4
  May 31, 1997     7/16 11/16
    Fiscal 1998
      August 31, 1997   3/8  5/8
      November 30, 1997 3/8  5/8
      February 28, 1998 7/16 11/16
      May 31, 1998 7/8  1 11/16

These prices represent quotations between dealers without adjustments for retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions. The Company has not paid cash dividends on its common stock and does not anticipate cash dividends in the foreseeable future. The Company?s current debt agreement prohibits the payment of dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following table sets forth the net revenues, gross profit, and operating income of the Company for the years ended May 31, 1998, 1997, and 1996.

    1998 1997 1996
Net Revenues
Domestic Sales     $ 2,577,534    $ 2,479,392    $ 1,980,699
International Sales     545,411   426,823   462,179
Total         $ 3,122,945    $2,906,215     $2,442,878


Gross Profit  $ 1,972,280    $1,834,564     $1,440,122

Operating Income   $   152,604    $    147,147   $  27,618


    COMPARISON OF THE YEAR ENDED MAY 31, 1998 WITH THE YEAR ENDED MAY 31, 1997

    Revenues

Net revenues increased 7.5% to $3,122,945 for fiscal 1998 from $2,906,215 for fiscal 1997. Domestic sales increased by 4.0% to $2,577,534 for fiscal 1998 from $2,479,392 for fiscal 1997. International sales increased 27.8% to $545,411 for fiscal 1998 from $426,823 for fiscal 1997. The growth in domestic sales is attributable to unit sales growth in the Company's specialty fasteners.

Net revenues from wound closure strips decreased by 1.0% to $1,611,810 for fiscal 1998 from $1,617,728 for fiscal 1997. The decrease was the result of greater unit sales to international customers at a lower price than domestic customers and lower unit sales to domestic customers. Unit sales were flat.

Net revenues from specialty fasteners increased by 22.3% to $1,199,750 for fiscal 1998 from $980,874 for fiscal 1997. The increase was in units sold for the following specialty fasteners; NG Strip, UC Strip, and Percu-Stay. Percu-Stay, a new product for the Company in fiscal 1996, revenues were $562,718 in fiscal 1998 compared to $353,673 in fiscal 1997, representing the majority of the increase in revenues of specialty fasteners.

Net revenues from net dressings decreased to $271,131 for fiscal 1998 from $273,782 for fiscal 1997. The decrease was due to a decrease in units sold.

    Gross Profit

The gross profit percentage remained constant at 63.15% for fiscal 1998 from 63.13% for fiscal 1997. The cost of product remained constant from fiscal 1997 to fiscal 1998.

    Operating Expenses

Operating expenses increased to $1,819,676, 58.3% of net revenues, for fiscal 1998 from $1,687,417, 58.1% of net revenues, for fiscal 1997.
Increases were due in a large part to increased marketing activities intended to more rapidly increase the sales of the specialty fasteners and an increase in wages and benefits.

    Other Income

Other income includes interest income of $6,235 and interest expense of $1,121 for fiscal 1998. Other income consisted of $6,024 and interest expense of $884 for fiscal 1997.




COMPARISON OF THE YEAR ENDED MAY 31, 1997 WITH THE YEAR ENDED MAY 31, 1996


Revenues

Net revenues increased 19.0% to $2,906,215 for fiscal 1997 from $2,442,878 for fiscal 1996. Domestic sales increased by 25.2% to $2,479,392 for fiscal 1997 from $1,980,699 for fiscal 1996. International sales decreased 7.6% to $426,823 for fiscal 1997 from $462,179 for fiscal 1996. The growth in domestic sales is attributable to unit sales growth in the Company's specialty fasteners.

Net revenues from wound closure strips decreased by 1.0% to $1,617,728 for fiscal 1997 from $1,634,252 for fiscal 1996. The decrease was the result of fewer units sold, primarily to international customers. Unit sales decreased by 2.8%.

Net revenues from specialty fasteners increased by 89.7% to $980,874 for fiscal 1997 from 516,980 for fiscal 1996. The increase was in units sold for all of the specialty fasteners; NG Strip, UC Strip, Cath Strip, and Percu-Stay. Percu-Stay, a new product for the Company in fiscal 1996, revenues were $353,673 in fiscal 1997 compared to $15,439 in fiscal 1996, accounting for a majority of the increase in revenues of specialty fasteners.

Net revenues from net dressings increased by 3.9% to $273,782 for fiscal 1997 from $263,392 for fiscal 1996. The increase was due to a 3.8% increase in units sold.

    Gross Profit

The gross profit percentage increased to 63.13% for fiscal 1997 from 58.95% for fiscal 1996. The increase is primarily due to the increased proportion of sales of specialty fasteners which have a higher gross margin percentage than the wound closure strips.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $1,123,580 on May 31, 1998 and a working capital ratio of 6.5 to 1 compared to working capital of $1,067,892 and a working capital ratio of 5.9 to 1 on May 31, 1997.

The Company's cash and cash equivalents decreased to $310,015 on May 31, 1998 compared to $351,201 on May 31, 1997. Operating activities provided $34,534, while $59,242 was spent for equipment. The Company made loan principal payments of $5,760.

The Company believes it will be able to fund its operations and any capital expenditure requirements through internally generated funds during the next 12 months. The Company has a $200,000 line of credit with a local bank to provide additional liquidity if needed. (See Note 4 to the financial statements.) The agreement expires in October 1998, the Company intends to renew the line for another year.

MERGER WITH DERMA SCIENCES, INC.

On May 11,1998 the Board signed a Letter of Intent to merge with Derma Sciences, Inc. The Company would become a subsidiary of Derma
Sciences, Inc. and with shareholders receiving .7 shares of Derma Sciences, Inc. stock for each share of Genetic Laboratories Wound Care, Inc.
stock. On July 7, 1998 the Board signed an agreement and Plan of Merger with Derma Sciences, Inc. Shareholders of record on August 3, 1998 were mailed a proxy, a notice of special shareholders meeting to be held September 9, 1998, and the Agreement and Plan of Merger to vote on the merger.





The Board has determined that the Merger is in the best interests of the Company and its shareholders. The merger affords company shareholders the opportunity to participate in a larger more diverse entity. In addition, certain synergies and economic benefits result from the merger. The
Merger Agreement was negotiated by the directors and management of the Company with the consultation and legal advice from the firm of Mackall, Crounse & Moore PLC.

Following the Merger, Derma Sciences plans to maintain Genetic Labs as a separate business unit of Derma Sciences. Derma Sciences intends to conduct an evaluation of existing administrative functions, such as finance, human resources, information technology, legal and general overhead costs of both companies with a view to consolidating certain of these functions where operationally feasible.


The directors of the Company will be Edward J. Quilty, Arthur A. Beisang and Robert A. Ersek, M.D. The officers of the company will be Edward
J. Quilty, Chairman of the Board of Directors, Arthur A. Beisang, Chief Executive Officer, H. James Thompson, President and Chief Operating
Officer, and Robert A. Ersek, M.D., Medical Director.

INFLATION AND CHANGING PRICES

The Company believes inflation and changing prices have not had a significant impact upon the operations or growth of the Company during the past three years. Increases in prices of the components used to produce the Company's products during the next twelve months are not expected to significantly affect the Company's operations.

YEAR 2000 COMPLIANCE

Computer programs using a two-digit format, as opposed to four digits, to indicate the year will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to possible disruptions in operations. This has been called the Year 2000
(Y2K) issue. The Company believes there are three major areas to be addressed to ensure the Company is Y2K compliant: (1) financial and informational system applications, (2) manufacturing applications and (3) third party relationships. For the financial application the Company recently upgraded its software program to a Y2K compliant program. Informational system applications are being upgraded now and will be completed by December 31, 1998. For manufacturing the Company utilizes contract manufacturers. One supplier manufactures a majority of the Company's products. This manufacturer has stated that it has a Y2K plan and intends to be compliant by December 31, 1999. For third-party relationships the Company has only begun to examine the Y2K issues that would have adverse effects on the Company. Most of the parties the Company deals with are larger and have more resources. The Company believes third-parties will be Y2K compliant. The Company believes it will cost less than $10,000 to become Y2K compliant.

RECENT ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income
Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on available-for-sale securities and certain other items, which prior to adoption were reported separately in shareholders equity, to be included in other comprehensive income. The Company has no other comprehensive income as defined by SFAS 130.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 Disclosures About Segments of an Enterprise and Related
Information. This Statement requires public enterprises to report selected information about operating segments in annual and interim reports issued to shareholders. It is effective for financial statements for fiscal years beginning after December 15, 1997, but it is not required to be applied to interim financial statements in the initial year of its application. The adoption of this Statement will have no impact on the Company's financial condition or results of operations

FOREIGN CURRENCY TRANSACTIONS

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







ITEM 7. FINANCIAL STATEMENTS
    Page Reference
    Form 10-KSB
Independent auditor's report 15
Balance sheets at May 31, 1998 and 1997     16,17
Statements of operations for the years ended May 31, 1998 and 1997   18
Statements of stockholders' equity for the years ended May 31, 1998 and 1997
19
Statements of cash flows for years ended May 31, 1998 and 1997  20
Notes to Financial Statements     21-25




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION
16(a) OF THE EXCHANGE ACT


Certain information concerning directors and executive officers of the Company is set forth below.

     Arthur A. Beisang (age 66) has served C.E.O. since May 1992 and as Chairman of the Board of Directors since January 1988. He served as President from January 1988 to May 1992. Mr. Beisang has done post-graduate work at Wayne State University and the University of Minnesota.
Mr. Beisang is a member of the American Association of Tissue Banks. Mr. Beisang was a founder of Bioplasty, Inc. (formerly Genetic
Laboratories, Inc.)

     H. James Thompson (age 56) has served as President since May 1992. He served as Executive Vice President from January 1990 to May 1992, and Vice President of Sales from 1988 to January 1990. He is originally from Albert Lea, Minnesota and graduated from the University of North
Dakota. His sales management experience prior to 1984 includes eight years with Baxter/Travenol Laboratories during which he advanced from a Twin Cities based sales representative to National Sales Manager of Hyland Division. Mr. Thompson was Director of Domestic Sales and Vice
President of Sales at Bioplasty, Inc. from 1984 to 1988.

     Robert A. Ersek, MD (age 60) has served as Secretary since November 1992 and as Medical Director since January 1988. Dr. Ersek holds a degree from Morris Harvey College (B.S.) and Hahneman Medical College (M.D.). Dr. Ersek has done post-graduate work at the University of Minnesota, Tulane University, and the University of Mississippi. He is a member of the International Society of Cryosurgery, American Society for Artificial Internal Organs and American Medical Association, among others. Dr. Ersek has engaged in the private practice of plastic surgery in Austin, Texas since completing his residency in that specialty in 1978.

     John H. Olson (age 55) has served as a Director since November 1992. He holds a degree from Macalester College (B.A.). He has also done post-graduate work at the University of Minnesota, University of North Dakota
(MST), Genetic Institute and Mankato State University. Mr. Olson has been the President and an Executive Director of Cryogenic Laboratories, Inc. (Tissue Bank, Roseville) for over fifteen years. Mr. Olson is a member of the American Fertility Society, Society for Cryobiology, American Association of Tissue Banks, American Society of Andrology and
New York Academy of Sciences.

     Brian R. Gardow (age 35) was appointed C.F.O. in July 1998. He served as Controller from November 1988 to July 1998. He holds a Bachelor of Business Administration degree from the University of Wisconsin-Eau Claire. He passed the Certified Public Accountant exam in July 1990.







SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The Company's directors, its executive officers, and any persons holding more than 10% of the outstanding Common Stock are required to file reports concerning their initial ownership of Common Stock and any subsequent changes in that ownership. The Company believes that the filing requirements were satisfied. In making this disclosure, the Company has relied solely on written representations of its directors, executive officers and beneficial owners of more than 10% of Common Stock and copies of the reports that they have filed with the Securities and Exchange
Commission.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the cash and noncash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer and the executive officers of the Company whose total annual salary and bonus compensation for the most recent year exceeded $100,000.

Summary Compensation Table
                                                              Long Term
Compensation
                                    Annual Compensation
                           Awards                         Payout


                                 Other    Restricted  Securities

                                Annual                 Stock
Underlying    LTIP      All Other
Name and Principal Fiscal
Compen-              Award(s)      Options/SARs        Payouts  Compensation
Position                                 Year         Salary($)      Bonus($)
    sation($)                 ($)                      (#)
($)                  ($)(1)

Arthur A. Beisang       1998    $68,792     $5,000              $0
  $0             23,000        $0        $1,348
Chief Executive         1997    $65,997     $5,000              $0
  $0               4,000            $0        $1,320
Officer            1996    $65,192     $5,000              $0                $0
                0         $0        $1,253

H. James Thompson  1998    $93,952     $21,521             $0                $0
       15,000        $0        $8,899
President          1997    $86,008     $19,320             $0                $0
       10,000        $0        $5,425
              1996    $85,084     $26,316             $0                $0

        0            $0        $8,716

(1) All other Compensation consists of matching fund contributions to the Company 401(k) plan.

Compensation Of Directors

Mr. Olson receives $500.00 a month Director fee. No other board member receives compensation for being a board member.

The following table provides information with respect to incentive stock option exercises in fiscal 1998 under the two Incentive Stock Option Plans by the named executive officers and the value of such officers unexercised options at May 31, 1998.
Aggregated Option Exercises in Last Fiscal Year

       and May 31, 1998 Option Value


                            Number of Securities                  Value of
Unexercised
                        Underlying Unexercised                  In-the-Money
Options
                                             Options at May 31, 1998 (#) (1)
                         at May 31, 1998 ($) (2)

         Shares
     Name                                     Acquired     Value

                                            on Exercise           Realized ($)
             Exercisable           Unexercisable            Exercisable
Unexe
rcisable

Arthur A. Beisang  -0-                  $0  27,000    -0-
  $11,599          $ -0-
Chief Executive Officer

H. James Thompson  -0-                  $0  80,000    -0-
  $43,888          $ -0-
President

(1)    There are no outstanding stock appreciation rights.


(2) Calculated on the basis of the number of shares subjecto to such options multiplied by the excess of the closing price of a share of Common Stock of $.875 on the Local Over the Counter market at May 31, 1998 over the exercise price of such options.

Option/SAR Grants During 1998 Fiscal Year

    The following table sets forth the options that have been granted to the executive officers listed in the Summary Compensation Table during the Company's last fiscal year ended May 31,1998.

                                              Percent of Total
                     Number of Securities Underlying  Options/SARs Granted to

           Exercise or  Base        Expiration
    Name           Options/SARs Granted          Employees in Fiscal Year
Price
 ($/Share)             Date

Arthur A. Beisang                 27,000                     26.7%

   $ .48         5-1-03
Chief Executive Officer

H. James Thompson                                15,000
17.4%                      $ .44          5-1-08
President

Employment Contracts and Termination Of Employment and Change-In-Control Arrangements

    In May 1998, the Company entered into employment agreements with Messrs. Beisang, Thompson and Ersek. Each of the agreements has a term of three years. Each agreement provides for an annual cost-of-living increase in the base salary. Additional compensation based on pre-tax profits of the Company may be paid to the executives as determined by the Compensation Committee. The agreements with Messrs. Beisang and
Ersek provide that the executive may terminate his employment upon the occurrence of any of the following events: (i) a change in majority ownership or control of the Company which occurs as a result of a merger; a sale of all or substantially all of the Company's assets; or the acquisition of a majority of the Company's outstanding stock by a single party or a group acting in concert; (ii) any attempted termination of the executives employment by the Company prior to expiration of the agreement not in accordance with any termination event as set forth in the agreement; or (iii) any material diminution of, or any adverse change in the terms or conditions of the executive's employment duties, responsibilities or authority. In the event of such termination by Mr. Beisang or Mr. Ersek, the Company shall pay said executive a severance payment equal to their gross base salary payable over the remaining term of the agreement. Mr. Beisang and Mr. Ersek are currently paid a base annual salary of $70,600 and $32,000, respectively. The agreements with Messrs. Beisang and Ersek provide that each executive retains the right to new products or patents which the executive develops and contain a covenant not to complete by the executive during the employment period and for one year thereafter.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of June 30, 1998 certain information regarding the current beneficial ownership of shares of Genetic Labs
Common Stock by: (i) each person known by Genetic Labs to own veneficially more than 5% of the outstanding shares of Common Stock, (ii)
each director of Genetic Labs, (iii) each officer of Genetic Labs, and (iv) all directors and officers of Genetic Labs as a group:




   Number of Shares                           Percent
    Name and Address of Beneficial Owner (1)     Beneficially Owned  Beneficiall
y Owned (9)

Robert A. Ersek, M.D. (2)                                         481,898
                             19.72%
Arthur A. Beisang (3)                                        412,000
                        16.91%
H. James Thompson (4)                                         143,650
                           5.78%
Patrick W. Hopper (5)                                        129,898
                          5.40%
Brian Gardow (6)                                         29,000
                      1.20%
John H. Olson (7)                                         26,100
                       1.07%
All directors and executive officers as a group (5persons) (8)
                  1,092,648                                      42.09%



(1) Except as otherwise noted, the address of each of the persons listed is 2726 Patton Road, St. Paul, MN 55113.
(2) Includes 442,898 shares held by various trusts deemed to be beneficially owned by Dr. Ersek. Also includes 39,000 shares subject to options currently exercisable. No additional shares are exercisable within 60 days of June 30, 1998.
(3) Includes 178,920 shares owned jointly by Mr. Beisang and his wife with respect to which Mr. Beisang may be deemed to have shared voting and investment power. Also includes 27,000 shares subject to options currently exercisable. No additional shares are exercisable within 60 days of June 30, 1998.
(4) Includes 80,000 shares subjecto to options currently exercisable. No additional shares are exercisable within 60 days of June 30, 1998.
(5) Mr. Hopper can be reached at:  2624 Pebblegold Avenue, Henderson, Nevada
89014.
(6) Includes 20,000 shares subject to options currently exercisable. No additional shares are exercisable within 60 days of June 30, 1998.
(7) Mr. Olson can be reached at:   1944 North Lexington, Roseville, Minnesota
55113. Includes 26,000 shares subject to options currently exercisable. No additional shares are exercisable with 60 days of June 30, 1998.
(8) Includes 192,000 shares subject to options currently exercisable. No additional shares are exercisable within 60 days of June 30, 1998.
(9) The percent beneficially owned by each entity or individual assumes the exercisable options (including those that would be exercisable within 60 days of June 30, 1998).

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

PART IV


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report in Item 7:

1.  Financial Statements:

Independent auditor's report

Balance sheets at May 31, 1998 and 1997

Statement of operations for the years ended May 31, 1998 and 1997

Statements of stockholders' equity for the years ended May 31, 1998 and 1997

Statements of cash flows for the years ended May 31, 1998 and 1997

Notes to financial statements




(b) Reports on Form 8-K

    Merger Letter of Intent between Genetic Laboratories Wound Care, Inc. and Derma Sciences, Inc. dated May 11, 1998


(c) Exhibits:

Incorporated by Reference
In This Report From

(3) Articles of Incorporation     Exhibit (3.1) and (3.2) to Company's Form 10
(File No. 000-16664)
dated March 25, 1988.

(4) Instruments Defining Rights   Exhibit (3.1) and (3.2) to Company's Form 10
(File No. 000-16664)
         dated March 25, 1998

(10)     Material Contracts

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

10.2 Executive Agreement with Form 10-KSB Annual Report for the year ended May 31, 1996
Arthur A. Beisang  (File No. 0-16664) dated August 23, 1996


10.3 Executive Agreement with Form 10-KSB Annual Report for the year ended May 31, 1996
Dr. Robert Ersek   (File No. 0-16664) dated August 23, 1996

    10.4 Executive Agreement with Form 10-KSB Annual Report for the year ended May 31, 1996
H. James Thompson  (File No. 0-16664) dated August 23, 1996

10.5     Genetic Laboratories Wound Care, Inc.   Form 14-A Proxy Statement
         1996 Incentive Stock Option Plan   (File No. 0-16664) dated September
20, 1996

    10.6 Executive Agreement with Form 8-K dated July 14, 1998
Arthur A. Beisang


10.7     Executive Agreement with Form 8-K dated July 14, 1998
         Dr. Robert Ersek


    10.8 Executive Agreement with Form 8-K dated July 14, 1998
         H. James Thompson


    10.9 Agreement and Plan of    Form S-4 dated July 15, 1998
         Merger with Derma Sciences, Inc.

    27   Financial Data Schedule  Filed herewith electronically.












    FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Genetic Laboratories Wound Care, Inc.
St. Paul, Minnesota


We have audited the accompanying balance sheets of GENETIC LABORATORIES WOUND CARE, INC. as of May 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genetic
Laboratories Wound Care, Inc. as of May 31, 1998 and 1997, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
June 25, 1998  (July 7, 1998 as to Note 7)


GENETIC LABORATORIES WOUND CARE, INC.

BALANCE SHEETS
MAY 31, 1998 and 1997


    ASSETS


    1998 1997

CURRENT ASSETS
Cash and cash equivalents    $310,015  $351,201
Receivables
    Trade, less allowance for doubtful accounts
    $9,000 and $7,000 respectively (Notes 4 and 5)    407,318   412,919
Income taxes  -    5,930
Inventories (Note 4)    547,640   478,711
Prepaid expenses   64,435    35,128

Total current assets    1,329,408 1,283,889


PROPERTY AND EQUIPMENT (Notes 3 and 4)
Production equipment and tooling  60,140    60,140
Office equipment   253,795   194,552
    313,935   254,692

Less accumulated depreciation     197,545   166,363
    116,390   88,329


OTHER ASSETS, net  13,252    5,087

    $1,459,050     $1,377,305

GENETIC LABORATORIES WOUND CARE, INC

BALANCE SHEETS (continued)
May 31, 1998 and 1997


LIABILITIES AND STOCKHOLDERS' EQUITY


1998                            1997


CURRENT LIABILITIES
Current maturities of long term debt   $6,308    $5,760
Accounts payable   67,460    122,443
Accrued expenses   129,022   87,794
Income taxes payable              3,038                  -
   Total current liabilities  205,828   215,997


LONG TERM DEBT, less current maturities (Note 4)             2,802        9,110


COMMITMENTS (Note 3)


STOCKHOLDERS' EQUITY (Note 2)
Common stock, $.01 par value; 12,000,000 shares authorized,
     issued 2,403,150 and 2,401,850
     shares, respectively    24,031    24,018
Additional paid-in capital   647,371   646,880
Retained earnings     579,018     481,300

    1,250,420 1,152,198

    $1,459,050     $1,377,305











See Notes to Financial Statements

GENETIC LABORATORIES WOUND CARE, INC.

STATEMENTS OF OPERATIONS
Years Ended May 31, 1998 and 1997



    1998 1997

Net revenues (Note 5)   $3,122,945     $2,906,215
Cost of revenues   1,150,665 1,071,651

Gross profit       1,972,280 1,834,564

Selling, general and administrative expenses     1,819,676 1,687,417

Operating income   152,604   147,147

Other income, net       5,114     5,140

Income before income taxes   157,718   152,287

Provision for income taxes (Note 6)    60,000    39,500

Net income         $97,718   $112,787

Net income per common share, basic and diluted   $.04 $.05

Weighted average number of common
 shares outstanding
                 2,402,880   2,401,379


Weighted average number of common and common
equivalent shares outstanding     2,455,272 2,444,780
















    See Notes to Financial Statements

GENETIC LABORATORIES WOUND CARE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended May 31, 1998 and 1997



    Common Stock   Additional
         Paid in   Retained
    Shares    Amount    Capital   Earnings  Total


Balance, May 31, 1996   2,401,100 $24,011   $646,605  $368,513  $1,039,129


Stock issued (Note 2)   750  7    275  -    282


Net income                    -                  -                   -
112,787       112,787


Balance, May 31, 1997     2,401,850       24,018   646,880   481,300  1,152,198


Stock issued (Note 2)   1,300     13   491  -    504


Net Income                      -                  -                    -
97,718        97,718


Balance, May 31, 1998   2,403,150     $24,031        $647,371      $579,018

$1,250,420















    See Notes to Financial Statements

GENETIC LABORATORIES WOUND CARE, INC.

STATEMENTS OF CASH FLOWS
Years Ended May  31, 1998 and 1997



    1998                                        1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net income    $97,718   $112,787
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization     34,238    18,692
Changes in current assets and liabilities:
Receivables   5,601     (88,070)
Inventories   (68,929)  153,023
Prepaid expenses   (29,307)  34,326
Accounts payable   (54,983)  (93,321)
Accrued expenses   41,228    18,275
Income taxes payable                              8,968                 -

Net cash provided by operating activities     34,534  155,712

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in cash surrender value   (7,957)   -
    Purchases of other assets     (3,265)   -
Purchases of property and equipment    (59,242)  (71,851)

    Net cash used in investing activities   (70,464)  (71,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt   (5,760)   (3,130)
Proceeds from note payable   -       18,000

               Proceeds from stock issuance        504        282

Net cash provided by (used in) financing activities      (5,256)       15,152

Net increase (decrease) in cash and cash equivalents  (41,186)  99,013


CASH AND CASH EQUIVALENTS
Beginning       351,201    252,188
Ending   $  310,015     $  351,201






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

Cash payments for income taxes totaled $51,000 and $44,076 for the years ended May 31, 1998 and 1997, respectively. Cash payments for interest totaled $1,121 and $884 for the years ended May 31, 1998 and 1997, respectively.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories are comprised primarily of goods held for resale.

Property and Equipment:

Additions to property and equipment are stated at cost. Depreciation is computed using accelerated and straight line methods over the estimated useful lives of five to seven years.

Fair Value of Financial Instruments:

The financial statements include the following financial instruments: cash and cash equivalents, trade accounts receivable, note payable, and accounts payable. The fair value of notes payable is estimated based upon interest rates for arrangements with similar terms. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts at May 31, 1998 or May
31, 1997.

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

Net Income per Common Share:

The Financial Accounting Standards Board has issued Statement No.128, Earnings per Share, which supersedes APB Opinion
No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. (Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. The Company initially applied Statement No. 128 for the year ended
May 31, 1998 and as required by the Statement, has restated all per share information for the prior year to conform to the Statement. Basic and diluted earnings per share were the same for the years ended May 31, 1998 and 1997, respectively.

Income Taxes:

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for the deductible temporary differences and operating loss or tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. Income tax expense is the tax payable or refundable for the year plus or minus the change in deferred tax assets and liabilities during the year. At May
31, 1998 and 1997 the Company has no significant temporary differences on which to recognize deferred tax assets or liabilities.
Tax credits are accounted for by the flow-through method thereby reducing taxes payable and the provision for income taxes in the period utilized.


Note 2.  Stock Option Plans

The Company has two qualified incentive option plans which authorize the granting of options to officers and employees to purchase shares of common stock. 575,000 shares have been reserved for issuance under the plans. These options are granted at the discretion of the Board of Directors. All options must be granted at no less than 100% of the market value of the stock on the date of the grant(110% for employees owning more than 10% of the Company's common stock). The options expire at varying dates not to exceed ten years from the grant date and are not transferable. When exercising options, an employee?s payment may be either cash, shares of the Company stock valued at the market value, or a combination of the two. All options outstanding at May 31, 1998 are exercisable.



The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for
Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the options been determined using the fair value method required by FASB Statement No. 123 the Company's net income per common share on a pro forma basis would have been as follows:


                                               Year Ended
    Net Income:    1998 1997
              As reported    $97,718   $112,787
          Pro forma      65,728   100,334

    Net Income per common share, basic and diluted:
           As reported  $.04 $.05
           Pro forma    .03  .04

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 7.0 and 6.1 percent in 1998 and 1997, respectively; expected lives of 9 years; and expected volatility of 87 and 84 percent in 1998 and 1997, respectively.

    Additional information relating to all outstanding options as of May 31, 1998 and 1997 is as follows:


                                      1998
                           1997
                                            Weighted Avg.
           Weighted Avg

               Shares             Exercise Price
Shares            Exercise Price
Options outstanding, beginning of year                               176,600

                  $      0.35                       145,750
$    0.32
Options granted                     86,300                                0.42
                   31,600                0.46
Options canceled                       (700)                         0.48
                        -                      -
Options exercised                   (1,300)                0.39
       (750)                           0.38
Options outstanding, end of year                 260,900                  $
 0.37                             176,600           $ 0.35
Weighted average fair value of options
     granted during the year                                         $
0.37                                                        $ 0.39


The following table summarizes information about stock options at May 31, 1998 and 1997:


                                                            Options Outstanding

Options Ecercisable

Range of Exercise Prices     Number    Weighted Avg.       Number         Number

                                                                   Outstanding
at  Remaining Weighted Avg.               Exercisable at        Weighted Avg.
      Excersibleat      Weighted Avg.
    May 31, 1998   Contractual    Exercise Price               May 31, 1998
   Exercise Price       May 31, 1997    Exercise Price
                   Life (Years)

                   $ .25 to .49   231,850   5.3  $ .36
    231,850                    $ .36                     154,150          $ .32
                        $ .50 to .625    29,050  6.5     .52    29,050
                  .52                    22,450       $ .53
              260,900   5.5                                 $ .37
          260,900                    $ .37                      176,600   $ .35



Note 3.  Commitments

Operating Leases:

The Company leases office and production facilities under a lease expiring March 2002. Total rental expenses of $90,090 and $66,635 were charged to operations for the years ended May 31, 1998 and 1997 respectively.




Future Minimum rental payments are:

    Year Ending May 31, Amount

    1999 $59,100
    2000   59,535
    2001   61,305
    2002   47,025
          $226,965

    Savings and Retirement Plan:


The Company has a savings and retirement plan for eligible employees. The plan was adopted pursuant to Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary for both the Company and the employees. The Company may make contributions to the plan which may match employee contributions subject to certain limitations. The Company contributed
$33,066 and $18,256 to the plan in the years ended May 31, 1998 and 1997, respectively.

Compensation Agreements:

The Company has Employment Agreements with three individuals for total aggregate annual base compensation of $202,200. Two of the individuals are directors with total aggregate annual base compensation of $102,600. The third individual is an officer with total aggregate annual base compensation of $99,600.

The agreements with the two directors provide that in the event of a change of control of the Company the two directors, if terminated, would be paid cash as severance equal to all future amounts owed under those agreements for the remainder of the terms. All three agreements expire April 30, 2001.

The Company has deferred compensation agreements with an officer and an employee which provide benefits payable at age 65. The estimated liability under the agreements will be accrued over the years of employment. The Company has purchased single premium life insurance policies which are expected to fully fund the Company's future obligations under these agreements.

Note 4.  Financing Agreements

Revolving Credit Agreement:

The Company has a revolving credit agreement with a bank which allows the Company to borrow up to $200,000. Borrowings bear interest at the bank?s prime interest rate plus 1.5%, (10.0% at May 31, 1998). Under the terms of the agreement, substantially all assets of the Company are pledged as collateral. The loan agreement also contains provisions requiring compliance with certain financial covenants and prohibits the payment of dividends. The agreement terminates on October 31, 1998. No amounts were outstanding under the agreement at May 31, 1998 or 1997.

Note Payable:

The Company borrowed $18,000 from a local bank for the purchase of a new phone system in October of 1996. The loan is for three years at 9% interest with monthly payments of $573. At May 31,1998 the outstanding balance was $9,110.

Scheduled Annual Maturities Are as Follows:

Year Ending May 31 Amount

1999          $6,308
2000               2,802
         $ 9,110

Note 5.  Customers and Supplier

Major Customers:

During the years ended May 31, 1998 and 1997 one customer accounted for more than ten percent of the Company's net revenues.
This customer accounted for approximately $352,592, 11.3% and $355,722, 12.2% of net revenues for the years ended May 31, 1998 and 1997, respectively. Accounts receivable from the customer totaled $34,752 and $41,265 as of May 31, 1998 and 1997, respectively.


Exports:

The Company sells directly to foreign distributors located mainly in Europe. Total export sales accounted for approximately
17% and 15% of net revenues for the years ended May 31, 1998 and 1997, respectively. Accounts receivable at May 31,1998 and 1997 included amounts due from foreign customers of approximately $72,000 and $80,000, respectively. All foreign sales require payment in U.S. funds.

Supplier:

The Company has utilized one supplier to manufacture a majority of its products, which represented approximately 70% and 84% of net revenues for both the years ended May 31, 1998 and 1997. The Company has a good working relationship with this supplier and plans to continue to do business with this supplier.


Note 6.  Income Taxes

The Company's effective tax rate varies from the statutory Federal Income Tax rate for the following reasons:


         1998 1997


Statutory income tax rate    35.0%     35.0%
State income taxes, net of federal tax benefits  3.5       3.2
Non-deductible expenses 4.9                                       -
Benefit of income taxed at lower rates (3.1)     (9.9)
Tax credits   (2.3)     (2.4)

Effective tax rate 38.0%     25.9%


Note 7.   Subsequent Event

On July 7, 1998 the Company signed an agreement and plan of merger with Derma Sciences, Inc., a Pennsylvania corporation
(Derma Sciences). Each share of the Company's common stock will be converted into the right to receive .7 shares of Derma
Sciences common stock, subject to stockholder approval, for which a meeting has been scheduled on September 9, 1998.




SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




GENETIC LABORATORIES WOUND CARE, INC.


August 27, 1998    By:  /s/ Arthur A. Beisang
          Arthur A. Beisang
          Chief Executive Officer




Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.




  /s/  Arthur A. Beisang          Chief Executive Officer  August 27, 1998
Arthur A. Beisang  Director




  /s/  H. James Thompson     President,     August 27, 1998
H. James Thompson  Chief Operating Officer




  /s/  Robert A. Ersek            Director, Secretary August 27,1998
    Robert A. Ersek




 /s/  John H. Olson               Director  August 27, 1998
John H. Olson




     /s/  Brian R. Gardow         Chief Financial Officer  August 27, 1998
    Brian R. Gardow

1